Form 10-Q
period 2008-06-30
TEEN GLOW MAKEUP, INC.
filed 2008-08-07
CIK 1436174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-151517

Teen Glow Makeup, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0693872
(State of other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

297 Kingsbury Grade, Suite D, Post Office Box 4470
Lake Tahoe (Stateline)	89449-6957
(Address of principal executive offices)	Zip Code

(702) 508-4501

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes |X] No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008, the registrant had 8,500,000 shares of common stock, $0.001 par value, issued and outstanding.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	June 30, 2008 (Unaudited)	September 30, 2007 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 1,150	$ -
Total current assets	1,150	-

Total assets	$ 1,150	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 3,500 1,525	$ 1,000 1,525
Total current liabilities	5,025	2,525
Total liabilities	5,025	2,525

STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 8,500,000 shares of common stock	8,500	8,500
Subscription receivable	-	(8,500)
Deficit accumulated during the development stage	(12,375)	(2,525)

Total stockholder’s deficit	(3,875)	(2,525)

Total liabilities and stockholder’s deficit	$ 1,150	$ -

The accompanying notes are an integral part of these financial statements.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended June 30, 2008	Nine months Ended June 30, 2008	From inception (August 7, 2007) through June 30, 2008

REVENUE	$ --	$ --	$ --

EXPENSES
General and administrative	(2,494)	(2,494)	(4,019)
Professional fees	(4,356)	(7,356)	(8,356)

NET LOSS	$ (6,850)	$ (9,850)	$ (12,375)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	8,500,000	8,500,000

The accompanying notes are an integral part of these financial statements.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (AUGUST 7, 2007) TO JUNE 30, 2008

(Unaudited)

	Common Stock		Subscription	Deficit Accumulated During the Development	Total stockholders’
	Number of shares	Amount	Receivable	Stage	deficit

Balance August 7, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share August 13, 2007	8,500,000	8,500	-	-	8,500
Subscription receivable			(8,500)		(8,500)
Net loss				(2,525)	(2,525)
Balance, September 30, 2007	8,500,000	$ 8,500	$ (8,500)	$ (2,525)	$ (2,525)

Subscription received			8,500		8,500
Net loss				(9,850)	(9,850)
Balance, June 30, 2008 (unaudited)	8,500,000	$ 8,500	$ -	$ (12,375)	$ (3,875)

The accompanying notes are an integral part of these financial statements.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30, 2008	From inception (August 7, 2007) through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,850)	$ (12,374)
Changes in operating assets and liabilities:
Increase in accrued expenses	2,500	3,500

NET CASH USED IN OPERATING ACTIVITIES	(7,350)	(8,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	-	1,525
Proceeds from sale of common stock	-	8,500
Receipt of subscription receivable	8,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,500	10,025

NET INCREASE IN CASH	1,150	1,150

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ 1,150	$ 1,150

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teen Glow Makeup, Inc. (“Company”) is in the development stage and has incurred losses since inception totalling $12,375. The Company was incorporated on August 7, 2007 in the State of Nevada and established a fiscal year end of September 30. The Company is a development stage enterprise as defined in SFAS No. 7 organized to create the ideal line of cosmetics for teenagers. All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2008 and the results of operations, stockholder’s deficit and cash flows presented herein have been included in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholder’s deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (August 7, 2007) through June 30, 2008 of ($12,375). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of June 30, 2008, the Company had issued 8,500,000 Founder’s shares at $0.001 per share for net funds to the Company of $8,500.

The officer and directors have committed to advancing certain operating costs of the Company.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities and if it did they would be anti-dilutive, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the Company and expenses share based costs in the period incurred.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial

Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to  both  the parent and

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

SFAS 163 - In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On August 13, 2007, a Director purchased 8,500,000 shares of the common stock in the Company at $0.001 per share for $8,500.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2008, the Company received advances from a Director in the amount of $1,525 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Teen Glow Makeup, Inc. ("Teen Glow", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on August 7, 2007. Teen Glow is a development-stage company that intends to create the ideal line of teen makeup, at an affordable price, for girls ranging from 13 to 19 years old.

We plan to, initially, sell our cosmetics in gift bags using the internet, through our website and Ebay. When finances allow, we intend to advertise in the Home Shopping Channel on TV. Then, when our products get more recognition by the public, we plan to sell them through retail stores all over America.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended June 30, 2008, we had $1,150 of cash on hand. We incurred operating expenses in the amount of $9,850 in the nine months period ended June 30, 2008. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 4,000,000 shares of our common stock for sale to the public. Our registration statement became effective on June 27, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of June 30, 2008, we have raised $8,500 from the sales of our common stock.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Teen Glow is unsuccessful in raising the additional proceeds through a private placement offering, it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Teen Glow having to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because Teen Glow is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Teen Glow cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Teen Glow common stock would lose all of their investment.

Over the 12 month period after the termination of the sales of the Company’s shares through the Form S-1, we expect to have raised enough capital in order to successfully complete the following Plan of Operations in order to start our sales. The first stage of our operations over this period would be to travel to China in order to find the proper factory for our products and packages. Our logo may also be developed during this stage. We expect to complete this step within 120 days after the sale of our stock.

During the second stage, we intend to send our products to Lab Analysis to assure the quality and make any modifications if necessary. We expect to completely develop the products within 6 months.

The third stage consists of the development of the Company’s website with pictures of all our cosmetics. The website will allow the client to choose the color and type of cosmetic that will compose the gift bag. We expect to complete this stage within 8 months.

The fourth stage is our Marketing and Sales campaign: intensive online marketing, attendance and exposition of Cosmetics Trade Shows. We expect to be fully operational within 12 months.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Off Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan. Our President, Pamela Hutchinson has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Ms. Hutchinson expression of a non-secured loan for operating capital is neither a contract nor agreement between her and the Company.

Other than the above described situation, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the

Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1] Incorporated by reference from the Company’s filing with the Commission on June 9, 2008.

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teen Glow Makeup, Inc.

/s/ Pamela Hutchinson

----------------------

Pamela Hutchinson

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

/s/ Andrea Mizushima

----------------------

Andrea Mizushima

Director

Dated: August 6, 2008