Form 10-K
period 2008-09-30
TEEN GLOW MAKEUP, INC.
filed 2009-01-29
CIK 1436174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number	333-151517

Teen Glow Makeup, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0693872
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

297 Kingsbury Grade, Suite D, Post Office Box 4470	89449-6957
Lake Tahoe (Stateline)	Zip Code
(Address of principal executive offices)

Registrant’ telephone number including area code	(702) 508-4501

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.       Yes [   ] No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X] No [ ]|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 30, 2008, the aggregate value of voting and non-voting common equity held by non-affiliates was $3,510.

TABLE OF CONTENTS

Page
Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

PART 1

Item 1: Business

Overview

TEEN GLOW MAKEUP, INC. (“Teen Glow", “we”, “the Company”) is a development stage company incorporated in the State of Nevada as a for-profit Company on August 7, 2007. We are a development-stage company that intends to create the ideal line of teen makeup, at an affordable price, for girls ranging from 13 to 19 years old.

We expect to, initially, sell our cosmetics in gift bags using the internet, through our website and Ebay. When finances allow, we intend to advertise on the Home Shopping Channel on TV. Then, when our products get more recognition by the public, we plan to sell them through retail stores all over America.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

We intend to create the ideal line of teen makeup, manufactured in China, for girls ranging from 13 to 19 years old. We will sell our products in gift bags, including: lip stick, lip gloss, eye shadow, eye liner and foundation.

We plan to create foundations that will be very oil absorbent, have good coverage and still natural-looking, which will create the perfect canvas for the makeup colors. Our lip stick, lip gloss, eye shadow and eye liner will be offered in several different colors.

Cosmetics are mixtures of some surfactants, oils and other ingredients. They are required to be effective, long lasting, stable and safe for human use.

Cosmetics contain metallic and nonmetallic additives. In sunscreen, for example, titanium and zinc are used as sun blockers. The color of make-up is determined by the concentration and the ratio of black or red iron oxide, titanium dioxide and/or zinc oxide. Metal dyes are used in finger nail polish and also the use and concentration of heavy metals play an important role in cosmetics production.

We are a company concerned about our clients’ health and well-being. Our products will be phthalates-free. Our plan is to sell our cosmetics in gift bags that will allow us to keep them at a lower shipping cost per item. The gift bag (containing lip stick, lip gloss, eye liner, eye shadow and foundation) will be customized by the client.

Because our planned products will be produced in China, we expect that our production cost will be low and it will allow us to offer our cosmetics at a very competitive price.

Our products will be tested in a laboratory to assure quality and safety. The X-ray fluorescence technique (“XRF”) allows a non destructive measurement and can be directly carried out on solid samples (powder in sample cup or pressed into pellets). Less time consuming preparation and manipulation means time and cost savings. Other advantages of XRF are also simplicity of use, short analysis time and simultaneous analysis leading to a high throughput.

We have not yet entered into any agreements to manufacture our products in China.

Our president and director has invested $8,500 in the Company. A total of 30 other investors have invested a further $3,810 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

To date, our operations have been limited in efforts to sell Teen Glow’s common shares in order to raise enough funds to start our business activities. Over the next 12 month period our company expects to raise enough capital to implement the plan of operations described herein and start its sales. The first stage of our operations would be to travel to China in order to find the proper factory for our products and packages. Our logo would also be developed during this stage. We expect to complete this step within 120 days.

During the second stage, we intend to send our products to Lab Analysis to assure the quality and make any modifications if necessary. We expect to completely develop the products within 180 days.

The third stage consists of the development of the company’s website with pictures of all our cosmetics. The website will allow the client to choose the color and type of cosmetic that will compose the gift bag. We expect to complete this stage within 240 days.

The fourth stage is our Marketing and Sales campaign: intensive online marketing, attendance and exposition of Cosmetics Trade Shows. We expect to be fully operational within 360 days after we start the implementation of our plan of operations.

The Company has raised $12,310 in cash to initiate its business plan through the sale of its common stock. The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 297 Kingsbury Grade, Suite D, Post Office Box 4470, Lake Tahoe (Stateline) Nevada, 89449-4470.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of September 30, 2008, the Company had thirty-one (31) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our September 30, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2008 Audited Financial Statements - Auditors Report.”

As of September 30, 2008, Teen Glow had $5,346 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Teen Glow is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Teen Glow having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Teen Glow is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Teen Glow cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Teen Glow common stock would lose all of their investment.

The development and marketing of our products will continue/start over the next 12 months. Teen Glow does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended September 30, 2008. As of the fiscal year ended September 30, 2008, we had $5,346 of cash on hand in the bank. We incurred operating expenses in the amount of $12,964 during the fiscal year ended September 30, 2008. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $13,964.

Teen Glow has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $115,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. The officer and director, Pamela Hutchinson has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of an unsecured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Audited)

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Teen Glow Makeup, Inc.

Reno, Nevada

We have audited the accompanying balance sheets of Teen Glow Makeup, Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholder’s deficit, and cash flows for the year ended September 30, 2008 and from inception (August 7, 2007) through September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teen Glow Makeup, Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the results of its operations and cash flows for the year ended September 30, 2008 and from inception (August 7, 2007) through September 30, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, NV

January 8, 2008

2580 Anthem Village Drive, Henderson, NV 89052

Telephone (702) 588-5960  /  Facsimile (702) 588-5979

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	September 30, 2008 (Audited)	September 30, 2007 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 5,346	$ -
Total current assets	5,346	-

Total assets	$ 5,346	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,000	$ 1,000
Due to related party	1,525	1,525
Total current liabilities	8,525	2,525

Total liabilities	8,525	2,525

STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 8,627,000 and 8,500,00 shares of common stock, respectively	8,627	8,500
Additional paid-in capital	3,683	-
Subscription receivable	-	(8,500)
Deficit accumulated during the development stage	(15,489)	(2,525)
Total stockholder’s deficit	(3,179)	(2,525)

Total liabilities and stockholder’s deficit	$ 5,346	$ -

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Audited)

	For the Year ended September 30, 2008	For the Year ended September 30, 2007	From inception (August 7, 2007) through September 30, 2008

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	2,464	1,525	3,989
Professional fees	10,500	1,000	11,500

NET LOSS	$ 12,964	$ 2,525	$ 15,489

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,377,169	8,500,000

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDER’S DEFICIT

FROM INCEPTION (AUGUST 7, 2007) TO SEPTEMBER 30, 2008

(Audited)

	Common Stock		Additional Paid-in	Subscription	Deficit Accumulated During the Development	Total stockholder’s
	Number of shares	Amount	Capital	Receivable	Stage	deficit

Balance, August 7, 2007 (Inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share August 13, 2007	8,500,000	8,500	-	-	-	8,500

Subscription receivable	-	-	-	(8,500)	-	(8,500)

Net loss	-	-	-	-	(2,525)	(2,525)

Balance, September 30, 2007	8,500,000	8,500	-	(8,500)	(2,525)	(2,525)

Subscription received	-	-	-	8,500	-	8,500

Common stock issued for cash at $0.03 per share July & August 2008	127,000	127	3,683	-	-	3,810
Net loss	-	-	-	-	(12,964)	(12,964)

Balance, September 30, 2008	8,627,000	$ 8,627	$ 3,683	$ -	$ (15,489)	$ (3,179)

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Audited)

	For the Year ended September 30, 2008	For the Year ended September 30, 2007	From inception (August 7, 2007) through September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,964)	$ (2,525)	$ (15,489)
Change in operating assets and liabilities	-	-	-
Increase in accrued expenses	6,000	1,000	7,000

NET CASH USED IN OPERATING ACTIVITIES	(6,964)	(1,525)	(8,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	-	1,525	1,525
Proceeds from sale of common stock	3,810	8,500	12,310
Subscription receivable	8,500	(8,500)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,310	1,525	13,835

NET INCREASE IN CASH	5,346	-	5,346

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$ 5,346	$ -	$ 5,346

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teen Glow Makeup, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $15,489. The Company was incorporated on August 7, 2007 in the State of Nevada and established a fiscal year end of September 30. The Company is a development stage enterprise organized to create the ideal line of cosmetics for teenagers. The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2008 and the results of operations, stockholder’s deficit and cash flows presented herein have been included in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholder’s deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (August 7, 2007) through September 30, 2008 of ($15,489).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of September 30, 2008, the Company had issued 8,627,000, of which 8,500,000 were Founder’s shares sold at $0.001 per share and127,000 shares were issued at $0.03 for net funds to the Company of $12,310.

The officers and directors have committed to advancing certain operating costs of the Company.

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

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations”, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  The

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 , “Fair Value Measurements.”  The Company adopted SFAS No. 159 beginning March 1, 2008 and does not believe it had a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement on March 1, 2008 and does not believe that this had an impact on the Company’s financial position, results of operations or cash flows.

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

As of September 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 13, 2007, the sole Director purchased 8,500,000 shares of the common stock in the Company at $0.001 per share for $8,500. During July and August 2008, the Company sold 127,000 shares for $0.03.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Audited)

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company received advances from a Director in the amount of $1,525 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured, non-interest bearing, and due on demand.

NOTE 6 – INCOME TAXES

At September 30, 2008 and 2007, the Company had a federal operating loss carry forward of $15,489 and $2,525, respectively, which begins to expire between 2027 through 2028.

The provision for income taxes consisted of the following components for the year ended September 30:

	2008	2007
Current
Federal	$-	$-
State	-	-
	$-	$-

Deferred:

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2008	2007
Deferred tax assets
Net Operating loss carry forward	$15,489	$2,575
Total deferred tax assets	5,421	884
Less: Valuation Allowance	$(5,421)	$(884)

Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of September 30, 2008 and 2007 was $3,654 and $884, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary difference become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not, the deferred tax assets would not be realized as of September 30, 2008 and 2007 accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2008	2007

Federal statutory tax rate:	35.0%	35.0%
Permanent difference and other:	(35.0)%	(35.0)%
Effective tax rate:	0%	0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matters.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation she concluded that the registrant’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure controls and procedures, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisitions and use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of September 30, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide a management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Pamela Hutchinson has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. Andrea Mizushima has been appointed to the Board of Directors without a term. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Pamela Hutchinson, the Company’ sole officer and a director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Pamela Hutchinson	49	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Andrea Mizushima	38	Director

Pamela Hutchinson has held her offices/positions since inception of our company and Andrea Mizushima has held her position since July 7, 2008. Directors receive no compensation for serving on the Board of Directors.

Background of officers and Directors

Pamela Hutchinson

For the past several years Pamela has been a single homemaker for her two children.

Prior to that, Pamela spent 5 years with Mary Kay Cosmetics as a Team Leader in the Vancouver Canada area.

As team Leader, Pamela directed the efforts of 6 sales personnel and taught proper application of makeup as well as sales techniques.

Now that Pamela’s two children are on their own away at University, Pamela wishes to re-enter into the cosmetic world again.  But this time with her own Company!

Pamela Hutchinson has been President of Teen Glow Makeup, Inc. since its inception on August 7, 2007 to present.

Andrea Mizushima

Ms. Mizushima holds a graduate degree in Business Administration from Fundaqas Armando Alvares Penteado University and a Masters in Marketing from Escola Superior De Propagando & Marketing University. Over the past five years she has worked in a sales & marketing role for several companies, including two and a half years marketing in the cosmetics industry. From March 2008 to present, she has been the Marketing Coordinator for Sewha do Brasil Ltda., a Korean-based cosmetics company. From May 2006 to February 2008, she was a sales administrator for Banco Nossa Caixa, the Sao Paulo government bank. From January 2005 to April 2006, Ms. Mizushima was marketing coordinator for Victus Comsultoria, a supplier of cell phone peripherals. From May 2002 to December 2004, Ms. Mizushima worked as a merchandizing manager for Avon Cosmeticos Ltda.

Mrs. Hutchinson and Ms. Mizushima are not directors of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current director and officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current director and officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Teen Glow Makeup, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.	Executive Compensation.

Our current director and executive officer and director have not and do not receive any compensation and have not received any restricted share awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or directors. Our executive officer and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, share sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Pamela Hutchinson, 1111 Edgemere Lane, Fort Erie, Ontario, Canada, L2A 1A9	8,500,000	98.52%
	All Beneficial Owners as a Group (1 person)	8,500,000	98.52%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current director and officer and director and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. Mrs. Hutchinson and Ms. Mizushima anticipate devoting at a minimum ten to fifteen percent of their available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.	Principal Accountant Fees and Services.

For the fiscal years ended September 30, 2008 and September 30, 2007, we incurred approximately $6,000 and $0 in fees, respectively to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended September 30, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teen Glow Makeup, Inc.

BY:	/s/ Pamela Hutchinson

Pamela Hutchinson

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

BY:	/s/ Andrea Mizushima

Andrea Mizushima

Director

Dated: January 13, 2009