Form 10-Q
period 2008-12-31
TEEN GLOW MAKEUP, INC.
filed 2009-02-19
CIK 1436174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-151517

TEENGLOW MAKEUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0693872

(State of or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

112 North Curry Street, Carson City	89703
(Address of principal executive offices)	(Zip Code)

702 508-4501

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2009, the registrant had 8,627,000 shares of common stock, $0.001 par value, issued and outstanding.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

DECEMBER 31, 2008

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	December 31, 2008 (Unaudited)	September 30, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 2,332	$ 5,346
Total current assets	2,332	5,346

Total assets	$ 2,332	$ 5,346

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,839	$ 7,000
Due to related party	3,525	1,525
Total current liabilities	11,364	8,525

Total liabilities	11,364	8,525

STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 8,627,000 and 8,627,000 shares of common stock, respectively	8,627	8,627
Additional paid-in capital	3,683	3,683
Deficit accumulated during the development stage	(21,342)	(15,489)
Total stockholder’s deficit	(9,032)	(3,179)

Total liabilities and stockholder’s deficit	$ 2,332	$ 5,346

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Three months ended December 31, 2008 (Unaudited)	For the Three months ended December 31, 2007 (Unaudited)	From inception (August 7, 2007) through December 31, 2008 (Unaudited)

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	(319)	-	(4,308)
Professional fees	(5,534)	-	(17,034)

NET LOSS	$ (5,853)	$ -	$ (21,342)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,627,000	8,500,000

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (AUGUST 7, 2007) TO DECEMBER 31, 2008

	Common Stock		Additional Paid-in	Subscription	Deficit Accumulated During Development	Total stockholders’
	Number of shares	Amount	Capital	Receivable	Stage	deficit

Balance, August 7, 2007 (Inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share August 13, 2007	8,500,000	8,500	-	-	-	8,500

Subscription receivable	-	-	-	(8,500)	-	(8,500)

Net loss	-	-	-	-	(2,525)	(2,525)

Balance, September 30, 2007	8,500,000	8,500	-	(8,500)	(2,525)	(2,525)

Subscription received	-	-	-	8,500	-	8,500

Common stock issued for cash at $0.03 per share July & August 2008	127,000	127	3,683	-	-	3,810
Net loss	-	-	-	-	(12,964)	(12,964)

Balance, September 30, 2008	8,627,000	$ 8,627	$ 3,683	$ -	$ (15,489)	$ (3,179)
Net loss	-	-	-	-	(5,853)	(5,853)

Balance, December 31, 2008 (Unaudited)	8,627,000	$ 8,627	$ 3,683	$ -	$ (21,342)	$ (9,032)

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Three months ended December 31, 2008 (Unaudited)	For the Three months ended December 31, 2007 (Unaudited)	From inception (August 7, 2007) through December 31, 2008 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,853)	$ -	$ (21,342)
Change in operating assets and liabilities
Increase in accrued expenses	839	-	7,839

NET CASH USED IN OPERATING ACTIVITIES	(5,014)	-	(9,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	2,000		3,525
Proceeds from sale of common stock	-	8,500	12,310
Subscription receivable	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	8,500	12,310

NET INCREASE IN CASH	(3,014)	8,500	2,332

CASH, BEGINNING OF PERIOD	5,346	-	-

CASH, END OF PERIOD	$ 2,332	$ 8,500	$ 2,332

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teen Glow Makeup, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $21,342. The Company was incorporated on August 7, 2007 in the State of Nevada and established a fiscal year end of September 30. The Company is a development stage enterprise organized to create the ideal line of cosmetics for teenagers. The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholder’s deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (August 7, 2007) through December 31, 2008 of ($21,342).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of December 31, 2008, the Company had issued 8,627,000, of which 8,500,000 were Founder’s shares sold at $0.001 per share and127,000 shares were issued at $0.03 for net funds to the Company of $12,310.

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

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

years. SFAS No. 163 is not expected to have an effect on the Company’s financial position, statements of operations, or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 is not expected to have an effect on the Company’s financial position, statements of operations, or cash flows.

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

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations”, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  The Company adopted SFAS No. 159 beginning March 1, 2008 and does not believe it had a material impact on the financial statements.

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

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of December 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 13, 2007, the sole Director purchased 8,500,000 shares of the common stock in the Company at $0.001 per share for $8,500. During July and August 2008, the Company sold 127,000 shares for $0.03.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2008 and September 30, 2008, the Company received advances from a Director in the amount of $3,525 and $1,525, respectively to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured, non-interest bearing, and due on demand.

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

Overview

TeenGlow MakeUp, Inc. ("TeenGlow MakeUp", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on August 7, 2007. TeenGlow MakeUp is a development-stage company that intends to create the ideal line of teen makeup, at an affordable price, for girls ranging from 13 to 19 years old.

We plan to, initially, sell our cosmetics in gift bags using the internet, through our website and Ebay. When finances allow, we intend to advertise in the Home Shopping Channel on TV. Then, when our products get more recognition by the public, we plan to sell them through retail stores all over America.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended December 31, 2008, we had $2,332 of cash on hand. We incurred operating expenses in the amount of $5,853 in the quarter ended December 31, 2008. These operating expenses were comprised of professional fees and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 4,000,000 of our common stock for sale to the public. Our registration statement became effective on June 27, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of December 31, 2008, we have raised $12,310 from the sales of our common stock.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If TeenGlow MakeUp is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in TeenGlow MakeUp having to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because TeenGlow MakeUp is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If TeenGlow MakeUp cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors in TeenGlow MakeUp common stock would lose all of their investment.

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

Off Balance Sheet Arrangement

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan. Our President, Pamela Hutchinson has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mrs. Hutchinson’s expression is neither a contract nor agreement between her and the Company.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as December 31, 2008 and communicated the matters to our management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

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

TEENGLOW MAKEUP, INC.

BY:	/s/ Pamela Hutchinson

Pamela Hutchinson

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Sole Director

/s/ Andrea Mizushima
Andrea Mizushima
Director

Dated: February 17, 2009