Form 10-Q
period 2009-03-31
TEEN GLOW MAKEUP, INC.
filed 2009-05-26
CIK 1436174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2009 the registrant had 8,627,000 shares of common stock, $0.001 par value, issued and outstanding.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

MARCH 31, 2009

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	March 31, 2009, 2009 (Unaudited)	September 30, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 124	$ 5,346
Total current assets	124	5,346

Total assets	$ 124	$ 5,346

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 9,051	$ 7,000
Due to related party	6,525	1,525
Total current liabilities	15,576	8,525

Total liabilities	15,576	8,525

STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 8,627,000 shares of common stock	8,627	8,627
Additional paid-in capital	3,683	3,683
Deficit accumulated during the development stage	(27,762)	(15,489)
Total stockholder’s deficit	(15,452)	(3,179)

Total liabilities and stockholder’s deficit	$ 124	$ 5,346

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months ended March 31, 2009	For the Three months ended March 31, 2008	For the Six months ended March 31, 2009	For the Six months ended March 31, 2008	From inception (August 7, 2007) through March 31, 2009

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	(64)	-	(64)	-	(4,053)
Professional fees	(6,355)	(3,000)	(12,209)	(64)	(23,709)

NET LOSS	$ (6,619)	$ (3,000)	$ (12,273)	$ (12,273)	$ (27,762)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	8,627,000	8,500,000	8,627,000	8,500,000

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (AUGUST 7, 2007) TO MARCH 31, 2009

	Common Stock		Additional Paid-in	Subscription	Deficit Accumulated During Development	Total stockholders’
	Number of shares	Amount	Capital	Receivable	Stage	deficit

Balance, August 7, 2007 (Inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share August 13, 2007	8,500,000	8,500	-	-	-	8,500

Subscription receivable	-	-	-	(8,500)	-	(8,500)

Net loss	-	-	-	-	(2,525)	(2,525)

Balance, September 30, 2007	8,500,000	8,500	-	(8,500)	(2,525)	(2,525)

Subscription received	-	-	-	8,500	-	8,500

Common stock issued for cash at $0.03 per share July & August 2008	127,000	127	3,683	-	-	3,810
Net loss	-	-	-	-	(12,964)	(12,964)

Balance, September 30, 2008	8,627,000	$ 8,627	$ 3,683	$ -	$ (15,489)	$ (3,179)
Net loss	-	-	-	-	(12,273)	(12,273)

Balance, March 31, 2009 (Unaudited)	8,627,000	$ 8,627	$ 3,683	$ -	$ (27,762)	$ (15,452)

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months ended March 31, 2009	For the Six months ended March 31, 2008	From inception (August 7, 2007) through March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,273)	$ (3,000)	$ (27,762)
Change in operating assets and liabilities
Increase in accrued expenses	2,051	3,000	9,051

NET CASH USED IN OPERATING ACTIVITIES	(10,222)	-	(18,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	5,000	-	6,525
Proceeds from sale of common stock	-	8,500	12,310

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	8,500	18,835

NET INCREASE (DECREASE) IN CASH	(5,222)	8,500	124

CASH, BEGINNING OF PERIOD	5,346	-	-

CASH, END OF PERIOD	$ 124	$ 8,500	$ 124

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teen Glow Makeup, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $27,762. The Company was incorporated on August 7, 2007 in the State of Nevada and established a fiscal year end of September 30. The Company is a development stage enterprise organized to create the ideal line of cosmetics for teenagers. The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholder’s deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (August 7, 2007) through March 31, 2009,of ($27,762).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of March 31, 2009, the Company had issued 8,627,000, of which 8,500,000 were Founder’s shares sold at $0.001 per share and 127,000 shares were issued at $0.03 for net funds to the Company of $12,310.

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

MARCH 31, 2009

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

MARCH 31, 2009

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behaviour (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behaviour may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations”, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

MARCH 31, 2009

(Unaudited)

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of March 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 13, 2007, the sole Director purchased 8,500,000 shares of the common stock in the Company at $0.001 per share for $8,500. During July and August 2008, the Company sold 127,000 shares for $0.03.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2009, and September 30, 2008, the Company received advances from a Director in the amount of $6,525 and $1,525, respectively to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured, non-interest bearing, and due on demand.

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

On September 29, 2008, we have started a 15C2-11 application with FINRA, which is still in process at this date.

Overview

Teen Glow MakeUp, Inc. (“Teen Glow MakeUp”, “the Company”, “our” or “we”) was incorporated in the State of Nevada as a for-profit company on August 7, 2007. Teen Glow MakeUp is a development-stage company that intends to create the ideal line of teen makeup, at an affordable price, for girls ranging from 13 to 19 years old.

We plan to, initially, sell our cosmetics in gift bags using the internet, through our website and Ebay. When finances allow, we intend to advertise in the Home Shopping Channel on TV. Then, when our products get more recognition by the public, we plan to sell them through retail stores all over America.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended March 31, 2009 we had $124 of cash on hand. We incurred operating expenses in the amount of $12,273 in the quarter ended March 31, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 4,000,000 shares of our common stock for sale to the public. Our registration statement became effective on June 27, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of March 31, 2009, we have raised $12,310 from the sales of our common stock.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Teen Glow MakeUp is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Teen Glow MakeUp having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Teen Glow MakeUp is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Teen Glow MakeUp cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Teen Glow MakeUp common stock would lose all of their investment.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan. Our President, Pamela Hutchinson, has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mrs. Hutchinson’s expression is neither a contract nor agreement between her and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As of March 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as March 31, 2009 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company’s results and its financial statements for the future years.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 26, 2009