Form 10-Q
period 2009-06-30
TEEN GLOW MAKEUP, INC.
filed 2009-08-04
CIK 1436174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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
Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2009 the registrant had 8,627,000 shares of common stock, $0.001 par value, issued and outstanding.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

JUNE 30, 2009

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	June 30, 2009 (Unaudited)	September 30, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 135	$ 5,346
Total current assets	135	5,346

Total assets	$ 135	$ 5,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 10,500	$ 7,000
Due to related party	8,451	1,525
Total current liabilities	18,951	8,525

Total liabilities	18,951	8,525

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 8,627,000 shares of common stock	8,627	8,627
Additional paid-in capital	3,683	3,683
Deficit accumulated during the development stage	(31,126)	(15,489)
Total stockholders’ deficit	(18,816)	(3,179)

Total liabilities and stockholders’ deficit	$ 135	$ 5,346

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the nine months ended June 30, 2009	For the nine months ended June 30, 2008	From inception (August 7, 2007) through June 30, 2009

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	11	(2,494)	(54)	(2,494)	(4,042)
Professional fees	(3,375)	(4,356)	(15,583)	(7,356)	(27,084)

NET LOSS	$ (3,365)	$ (6,850)	$ (15,637)	$ (9,850)	$ (31,126)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,627,000	8,500,000	8,466,957	8,627,000

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (AUGUST 7, 2007) TO JUNE 30, 2009

	Common Stock				Deficit Accumulated
	Number of shares	Amount	Additional Paid-in Capital	Subscription Receivable	During Development Stage	Total stockholders’ deficit

Balance, August 7, 2007 (Inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share August 13, 2007	8,500,000	8,500	-	-	-	8,500

Subscription receivable	-	-	-	(8,500)	-	(8,500)

Net loss	-	-	-	-	(2,525)	(2,525)

Balance, September 30, 2007	8,500,000	8,500	-	(8,500)	(2,525)	(2,525)

Subscription received	-	-	-	8,500	-	8,500

Common stock issued for cash at $0.03 per share July & August 2008	127,000	127	3,683	-	-	3,810
Net loss	-	-	-	-	(12,964)	(12,964)

Balance, September 30, 2008	8,627,000	8,627	3,683	-	(15,489)	(3,179)
Net loss	-	-	-	-	(15,637)	(15,637)

Balance, June 30, 2009 (Unaudited)	8,627,000	$ 8,627	$ 3,683	$ -	$ (31,126)	$ (18,816)

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30, 2009	For the nine months ended June 30, 2008	From inception (August 7, 2007) through June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,637)	$ (9,850)	$ (31,126)
Change in operating assets and liabilities
Increase in accrued expenses	3,500	2,500	10,500

NET CASH USED IN OPERATING ACTIVITIES	(12,137)	(7,350)	(20,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	6,926	-	8,451
Proceeds from sale of common stock	-	8,500	12,310

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,926	8,500	20,761

NET INCREASE (DECREASE) IN CASH	(5,211)	1,150	135

CASH, BEGINNING OF PERIOD	5,346	-	-

CASH, END OF PERIOD	$ 135	$ 1,150	$ 135

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teen Glow Makeup, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $31,126. The Company was incorporated on August 7, 2007 in the State of Nevada and established a fiscal year end of September 30. The Company is a development stage enterprise organized to create the ideal line of cosmetics for teenagers. The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (August 7, 2007) through June 30, 2009, of ($31,126).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of June 30, 2009, the Company had issued 8,627,000, of which 8,500,000 were Founder’s shares sold at $0.001 per share and 127,000 shares were issued at $0.03 for net funds to the Company of $12,310.

The officers and directors have committed to advancing certain operating costs of the Company.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning October 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations”, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  The Company will adopt this statement beginning October 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows. In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature,  and is  largely similar to the current guidance in the auditing

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the fourth quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements.

In June 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

SFAS No. 166, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 166”), revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167, Consolidation of Variable Interest Entities (“SFAS 167”), which amends FASB Interpretation (FIN) No. 46(R), by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of June 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 13, 2007, the sole Director purchased 8,500,000 shares of the common stock in the Company at $0.001 per share for $8,500. During July and August 2008, the Company sold 127,000 shares for $0.03.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2009 and September 30, 2008, the Company received advances from a Director in the amount of $8,451 and $1,525, respectively to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured, non-interest bearing, and due on demand.

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

Teen Glow MakeUp, Inc’s ticker symbol for its common stock quoted on the Over-the-Counter Bulletin Board is “TGMP”.

Overview

Teen Glow MakeUp, Inc. ("Teen Glow MakeUp", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on August 7, 2007. Teen Glow MakeUp is a development-stage company that intends to create the ideal line of teen makeup, at an affordable price, for girls ranging from 13 to 19 years old.

We plan to, initially, sell our cosmetics in gift bags using the internet, through our website and Ebay. When finances allow, we intend to advertise in the Home Shopping Channel on TV. Then, when our products get more recognition by the public, we plan to sell them through retail stores all over America.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended June 30, 2009 we had $135 of cash on hand. We incurred operating expenses in the amount of $3,365 in the quarter ended June 30, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 4,000,000 shares of our common stock for sale to the public. Our registration statement became effective on June 27, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of June 30, 2009, we have raised $12,310 from the sales of our common stock.

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

Over the 12 month period after after we have raised enough funds to start our business activities, we expect to have raised enough capital in order to successfully complete the following Plan of Operations in order to start our sales. The first stage of our operations over this period would be to travel to China in order to find the proper factory for our products and packages. Our logo may also be developed during this stage. We expect to complete this step within 120 days after the sale of our stock.

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

As of June 30, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2009 and communicated the matters to our management.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executivel Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on June 9, 2008.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

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

Dated: August 4, 2009