Form 10-K
period 2009-09-30
TEEN GLOW MAKEUP, INC.
filed 2009-11-24
CIK 1436174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number	000-53683

Teen Glow Makeup, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0693872
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

 297 Kingsbury Grade, Suite D, Post Office Box 4470

Lake Tahoe (Stateline)	89449-6957
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code	(702) 508-4501

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

Yes ☒ No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

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
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 30, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $12,310.

TABLE OF CONTENTS

Page
Number

PART 1

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

PART 2

PART 3

PART 4

Item 15	Exhibits and Financial Statement Schedules	22

PART 1

Item 1: Business

Overview

TEEN GLOW MAKEUP, INC. (Teen Glow, “we”, “the Company”) is a development stage company incorporated in the State of Nevada as a for-profit Company on August 7, 2007. We are a development-stage company that intends to create the ideal line of teen makeup, at an affordable price, for girls ranging from 13 to 19 years old.

We expect to, initially, sell our cosmetics in gift bags using the internet, through our website and the Ebay. When finances allow, we intend to advertise in the Home Shopping Channel on TV. Then, when our products get more recognition by the public, we plan to sell them through retail stores all over America.

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

Cosmetics contain metallic and non-metallic additives. In sunscreen, for example, titanium and zinc are used as sun blockers. The color of make-up is determined by the concentration and the ratio of black or red iron oxide, titanium dioxide and/or zinc oxide. Metal dyes are used in finger nail polish and also the use and concentration of heavy metals play an important role in cosmetics production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of September 30, 2009, the Company had thirty-one (31) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

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

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our September 30, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2009 Audited Financial Statements - Auditors Report.”

As of September 30, 2009, Teen Glow had $147 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

The development and marketing of our products will start over the next 12 months. Teen Glow does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended September 30, 2009. As of the fiscal year ended September 30, 2009 we had $147 of cash on hand in the bank. We incurred operating expenses in the amount of $21,338 in the fiscal year ended September 30, 2009. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $36,827.

Teen Glow has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $9,500 over this same period. The officer and director, Pamela Hutchinson has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

SEPTEMBER 30, 2009

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Teen Glow Makeup, Inc.

Lake Tahoe, Nevada

We have audited the accompanying balance sheets of Teen Glow Makeup, Inc. (A Development Stage Enterprise) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended September 30, 2009, and from inception (August 7, 2007) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teen Glow Makeup, Inc. (A Development Stage Enterprise) as of September 30, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (August 7, 2007) to September 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

November 9, 2009

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

Audited

	September 30, 2009	September 30, 2008

ASSETS

CURRENT ASSETS
Cash	$ 147	$ 5,346
Total current assets	147	5,346

Total assets	$ 147	$ 5,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 13,256	$ 7,000
Due to related party	11,408	1,525
Total current liabilities	24,664	8,525

Total liabilities	24,664	8,525

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 8,627,000 shares of common stock	8,627	8,627
Additional paid-in capital	3,683	3,683
Deficit accumulated during the development stage	(36,827)	(15,489)
Total stockholders’ deficit	(24,517)	(3,179)

Total liabilities and stockholders’ deficit	$ 147	$ 5,346

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

Audited

	Year ended September 30, 2009	Year ended September 30, 2008	From inception (August 7, 2007) through September 30, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	(1,936)	(2,464)	(5,925)
Professional fees	(19,402)	(10,500)	(30,902)

NET LOSS	$ (21,338)	$ (12,964)	$ (36,827)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	8,627,000	8,377,169

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (AUGUST 7, 2007) TO SEPTEMBER 30, 2009

(AUDITED)

	Common Stock				Deficit Accumulated
	Number of shares	Amount	Additional Paid-in Capital	Subscription Receivable	During Development Stage	Total Stockholders’ Deficit

Balance, August 7, 2007 (Inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share August 13, 2007	8,500,000	8,500	-	-	-	8,500

Subscription receivable	-	-	-	(8,500)	-	(8,500)

Net loss	-	-	-	-	(2,525)	(2,525)

Balance, September 30, 2007	8,500,000	8,500	-	(8,500)	(2,525)	(2,525)

Subscription received	-	-	-	8,500	-	8,500

Common stock issued for cash at $0.03 per share July & August 2008	127,000	127	3,683	-	-	3,810
Net loss	-	-	-	-	(12,964)	(12,964)

Balance, September 30, 2008	8,627,000	8,627	3,683	-	(15,489)	(3,179)
Net loss	-	-	-	-	(21,338)	(21,338)

Balance, September 30, 2009, audited	8,627,000	$ 8,627	$ 3,683	$ -	$ (36,827)	$ (24,517)

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

Audited

	Year ended September 30, 2009	Year ended September 30, 2008	From inception (August 7, 2007) through September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (21,338)	$ (12,964)	$ (36,827)
Change in operating assets and liabilities
Increase in accrued expenses	6,256	6,000	13,256
Increase in due to related party	9,883	-	11,408
NET CASH USED IN OPERATING ACTIVITIES	(5,199)	(6,964)	(12,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,810	12,310
Subscription receivable	-	8,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	12,310	12,310

NET INCREASE (DECREASE) IN CASH	(5,199)	5,346	147

CASH, BEGINNING OF PERIOD	5,346	-	-

CASH, END OF PERIOD	$ 147	$ 5,346	$ 147

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Audited

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teen Glow Makeup, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $36,827. The Company was incorporated on August 7, 2007 in the State of Nevada and established a fiscal year end of September 30. The Company is a development stage enterprise organized to create the ideal line of cosmetics for teenagers. The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company has evaluated subsequent events through November 11, 2009, the date which the financial statements were available to be issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (August 7, 2007) through September 30, 2009,of ($36,827).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of September 30, 2009, the Company had issued 8,627,000, of which 8,500,000 were Founder’s shares sold at $0.001 per share and 127,000 shares were issued at $0.03 for net funds to the Company of $12,310. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

The officers and directors have committed to advancing certain operating costs of the Company.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value

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

SEPTEMBER 30, 2009

Audited

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Audited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of SFAS 168 to have a material impact on the Company’s financial position, cash flows and results of operations.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the second quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements.

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

SEPTEMBER 30, 2009

Audited

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

As of September 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 13, 2007, the sole Director purchased 8,500,000 shares of the common stock in the Company at $0.001 per share for $8,500. During July and August 2008, the Company sold 127,000 shares at $0.03 for $3,810.

TEEN GLOW MAKEUP, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Audited

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2009 and September 30, 2008, the Company received advances from a Director in the amount of $11,408 and $1,525, respectively to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured, non-interest bearing, and due on demand.

NOTE 5 – INCOME TAX

As of September 30, 2009 and 2008, the Company had a federal operating loss carry forward of $36,827 and $15,489, respectively, which begins to expire around 2028. The provision for income taxes consisted of the following components for the year ended September 30:

2009	2008

Current:

	Federal	$-	$-
	State	$-	$-

Deferred:		$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

Deferred tax assets:	2009	2008

Net operating loss carry forward	$36,827	$15,489

Total deferred tax assets	12,889	5,421

Less valuation allowance	(12,889)	(5,421)

Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of September 30, 2009 and 2008 was $12,889 and $5,421 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

2009	2008

Federal statutory tax rate	(35.0)%	(35.0)%

Permanent difference and other	35.0%	35.0%

Effective tax rate	-	-

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants, operating from their offices in Henderson, NV. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation she concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of September 30, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2009 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

PART 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Pamela Hutchinson has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. Andrea Mizushima has been appointed to the Board of Directors without a term. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Pamela Hutchinson, the Company’s sole officer and a director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Pamela Hutchinson	50	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.
Andrea Mizushima	38	Director

Pamela Hutchinson has held her offices/positions since inception of our company and Andrea Mizushima has held her position since July 7, 2008. Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

Pamela Hutchinson

For the past several years Pamela has been a single homemaker for her two children.

Prior to that, Pamela spent 5 years with Mary Kay Cosmetics as a Team Leader in the Vancouver area.

As Team Leader Pamela directed the efforts of 6x sales personnel and taught proper application of makeup as well as sales technique.

Now that Pamela’s two children are on their own away at University, Pamela wishes to re-enter into the cosmetic world again.  But this time with her own Company!

Pamela Hutchinson has been President of Teen Glow Makeup, Inc. since its inception in August 7, 2007 to present. She is not a director of any other reporting company.

Andrea Mizushima

Ms. Mizushima holds a graduate degree in Business Administration from Fundaqas Armando Alvares Penteado University and a Masters in Marketing from Escola Superior De Propagando & Marketing University. Over the past five years she has worked in a sales & marketing role for several companies, including two and a half years marketing in the cosmetics industry. From March 2008 to present, she has been the Marketing Coordinator for Sewha do Brasil Ltda., a Korean-based cosmetics company. From May 2006 to February 2008, she was a sales administrator for Banco Nossa Caixa the Sao Paulo government bank. From January 2005 to April 2006, Ms. Mizushima was marketing coordinator for Victus Comsultoria, a supplier of cell phone peripherals. From May 2002 to December 2004, Ms. Mizushima worked as a merchandizing manager for Avon Cosmeticos Ltda.

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

Our current director and executive officer and director have not and do not receive any compensation and have not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or directors. Our executive officer and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

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

The Company has no formal written employment agreement or other contracts with our current director and officer and director and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. Mrs. Hutchinson and Ms. Mizushima anticipates devoting at a minimum of ten to fifteen percent of their available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.	Principal Accountant Fees and Services.

For the fiscal year ended September 30, 2009 we expect to incur approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements. For the fiscal year ended September 30, 2008, review of the financial statements for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008; we incurred approximately $6,000 in fees to our independent accountants. For of the financial statements for the periods ended December 31, 2008, March 31, 2009 and June 30, 2009; we incurred approximately $5,000 in fees to our independent accountants.

During the fiscal year ended September 30, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1	Consent of De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants,

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teen Glow Makeup, Inc.

BY:	/s/ Pamela Hutchinson

Pamela Hutchinson

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

/s/ Andrea Mizushima

Andrea Mizushima

Director

Dated: November 23, 2009