Form 10-Q
period 2009-12-31
TEEN GLOW MAKEUP, INC.
filed 2010-02-12
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ____to _____

Commission File Number
333-151517

TEEN GLOW MAKEUP, INC.
Nevada (State or other jurisdiction of incorporation or organization)	26-0693872 (I.R.S. employer identification number)

16 Market Square Center
1400 16th Street  Suite 400
Denver, CO 80202
Fax: 303-648-52630
(Address of principal executive offices)

 Copies to:
JPF Securities Law, LLC
19720 Jetton Road
Suite 300
Cornelius, NC 28031
Tel: 704-897-8334
Fax: 704-897-8349
 (Address of principal executive offices and zip code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of December 31, 2009:      8,627,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

INDEX TO FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

TEEN GLOW MAKEUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31, 2009 (Unaudited)	September 30, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$149	$147
Total current assets	149	147

Total assets	$149	$147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,922	$13,256
Due to related party	16,198	11,408
Total current liabilities	31,120	24,664

Total liabilities	31,120	24,664

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 8,627,000 shares of common stock	8,627	8,627
Additional paid-in capital	3,683	3,683
Deficit accumulated during the development stage	(43,281)	(36,827)
Total stockholders’ deficit	(30,971)	(24,517)

Total liabilities and stockholders’ deficit	$149	$147

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended December 31, 2009	Three months ended December 31, 2008	From inception (August 7, 2007) through December 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	(954)	-	(6,879)
Professional fees	(5,500)	(5,853)	(36,402)

NET LOSS	$ (6,454)	$ (5,853)	$ (43,281)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	8,627,000	8,377,169

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM INCEPTION (AUGUST 7, 2007) TO SEPTEMBER 30, 2009
(Unaudited)

	Common Stock				Deficit Accumulated During	Total
	Number of shares	Amount	Additional Paid-in Capital	Subscription Receivable	Development Stage	Stockholders’ Deficit

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share August 13, 2007	8,500,000	8,500	-	-	-	8,500

Subscription receivable	-	-	-	(8,500)	-	(8,500)

Net loss	-	-	-	-	(2,525)	(2,525)

Balance, September 30, 2007	8,500,000	8,500	-	(8,500)	(2,525)	(2,525)

Subscription received	-	-	-	8,500	-	8,500

Common stock issued for cash at $0.03 per share July & August 2008	127,000	127	3,683	-	-	3,810
Net loss	-	-	-	-	(12,964)	(12,964)

Balance, September 30, 2008	8,627,000	8,627	3,683	-	(15,489)	(3,179)
Net loss	-	-	-	-	(21,338)	(21,338)

Balance, September 30, 2009	8,627,000	8,627	3,683	-	(36,827)	(24,517)
Net loss	-	-	-	-	(6,454)	(6,454)
Balance, December 31, 2009 (unaudited)	8,627,000	$8,627	$3,683	$-	$(43,281)	$(30,971)

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31, 2009	Three months ended December 31, 2008	From inception (August 7, 2007) through December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,454)	$(5,853)	$(43,281)
Change in operating assets and liabilities
Increase in accrued expenses	1,666	839	14,922
Increase in due to related party	4,790	2,000	16,198
NET CASH USED IN OPERATING ACTIVITIES	2	(3,014)	(12,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	12,310
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	12,310

NET INCREASE (DECREASE) IN CASH	2	(3,014)	149

CASH, BEGINNING OF PERIOD	147	5,346	-

CASH, END OF PERIOD	$149	$2,332	$149

Supplemental cash flow information:
Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
Unaudited

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teen Glow Makeup, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totaling $43,281.  The Company was incorporated on August 7, 2007 in the State of Nevada and established a fiscal year end of September 30.  The Company is a development stage enterprise organized to create the ideal line of cosmetics for teenagers. The Company is currently in the development stage as defined in FASB ASC 915-10, "Development Stage Entities". All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (August 7, 2007) through December 31, 2009 of ($43,281).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. As of December 31, 2009, the Company had issued 8,627,000, of which 8,500,000 were Founder’s shares sold at $0.001 per share and 127,000 shares were issued at $0.03 for net funds to the Company of $12,310. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The officers and directors have committed to advancing certain operating costs of the Company.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value
In accordance with the requirements of FASB ASC 820-10 “Fair Value Measurements and Disclosures,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes
The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740-10 “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

TEEN GLOW MAKEUP, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
Unaudited

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

Foreign Currency Translation
The financial statements are presented in United States dollars.  In accordance with FASB ASC 205-10 “Presentation of Financial Statements,” foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Share Based Expenses
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 505-50 “Equity-Based Payments to Non-Employees.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted FASB ASC 505-50 upon creation of the company and expenses share based costs in the period incurred.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of December 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 13, 2007, a former Director purchased 8,500,000 shares of the common stock in the Company at $0.001 per share for $8,500. During July and August 2008, the Company sold 127,000 shares at $0.03 for $3,810.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2009 and September 30, 2009, the Company received advances from a Director in the amount of $16,198 and $11,408, respectively. The amounts due to the related party are unsecured, non-interest bearing, and due on demand.

NOTE 5 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 11, 2010, the date which the financial statements were available to be issued.

On January 25, 2010, the Company announced a change in control of the Company.  Johannes Petersen acquired approximately 98.523% of the issued and outstanding shares of stock of the Company from Pamela Hutchinson pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009. Johannes Petersen acquired an additional .1159% of the issued and outstanding shares of stock of the Company from Andrea Mizushima pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009. Johannes Petersen, sole director acquired approximately 98.63% of the issued and outstanding shares of stock of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERAT ION

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of operations and results of operations, and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that the expectations reflected in the forward-looking statements are reasonable, Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Overview

Teen Glow Makeup, Inc.’s ticker symbol for its common stock quoted on the Over-the-Counter Bulletin Board is “TGMP”.

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

Plan of Operation

Our auditor’s report on our September 30, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2009, Teen Glow had $149 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Over the 12 month period after we have raised enough funds to start our business activities, we expect to have raised enough capital in order to successfully complete the following Plan of Operations in order to start our sales. The first stage of our operations over this period would be to travel to China in order to find the proper factory for our products and packages. Our logo may also be developed during this stage. We expect to complete this step within 120 days after the sale of our stock.

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

We do not currently have any employees other than our President and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Subsequent event to the First Quarter of 2010

On January 25, 2010, we filed a current report in Form 8-K to announce a change in control of our Company.  Johannes Petersen acquired approximately 98.523% of the issued and outstanding shares of stock of the Company from Pamela Hutchinson pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009. Johannes Petersen acquired an additional .1159% of the issued and outstanding shares of stock of the Company from Andrea Mizushima pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009. The Agreements for the Purchase of Common Stock can be found as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2010.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $9,500 over this same period. Our officer and director, Johannes Petersen has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this arrangement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAR KET RISK

Not required by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report.

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibility to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEE DINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended September 30, 2009.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not had any unregistered sales of equity securities in the first quarter of 2010.

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY H OLDERS

We have not had any submission of matters to a vote of security holders for the first quarter 2010.

ITEM 5.      OTHER INFOR MATION

On January 25, 2010, we filed a current report in Form 8-K to announce a change in control of our Company.  Johannes Petersen acquired approximately 98.523% of the issued and outstanding shares of stock of the Company from Pamela Hutchinson pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009. Johannes Petersen acquired an additional .1159% of the issued and outstanding shares of stock of the Company from Andrea Mizushima pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009.

Also, on January 25, 2010, we filed a Schedule 14F-1 Information Statement to announce the appointment of Johannes Petersen to the Board of Directors and to accept the Resignation of Andrea Mizushima and Pamela Hutchinson from the Board of Directors. The Company also announced the resignation of Pamela Hutchinson as President, Chief Financial Officer, and Chief Executive Officer of the Company.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906

Reports on Form 8-K

None

Reports on Form 8-K filed subsequent to the first quarter of 2010

(1)           On January 25, 2010, we filed a current report in Form 8-K to announce a change in control of our Company.  Johannes Petersen acquired approximately 98.523% of the issued and outstanding shares of stock of the Company from Pamela Hutchinson pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009. Johannes Petersen acquired an additional .1159% of the issued and outstanding shares of stock of the Company from Andrea Mizushima pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEEN GLOW MAKEUP, INC. (Registrant)

Date: February 12, 2010	By:	/s/ Johannes Petersen
Johannes Petersen President and Chairman of the Board

INDEX TO E XHIBITS

Exhibit No.	Description
31.1*	CEO Certification Pursuant to Section 302
31.2	CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1*	CEO Certification Pursuant to Section 906
32.2	CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

* Filed herewith