Form 10-Q
period 2010-03-31
TEEN GLOW MAKEUP, INC.
filed 2010-05-17
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES	EXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
333-151517

TEEN GLOW MAKEUP, INC.
Nevada (State or other jurisdiction of incorporation or organization)	26-0693872 (I.R.S. employer identification number)

16 Market Square Center
1400 16th Street  Suite 400
Denver, CO 80202
Fax: 720.222.5151
(Address of principal executive offices)

 Copies to:
JPF Securities Law, LLC
19720 Jetton Road
Suite 300
Cornelius, NC 28031
Tel: 704-897-8334
Fax: 270- 897-8338
 (Address of principal executive offices and zip code)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]                                No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]                                No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
 [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.
 [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	♦
Non-accelerated filer	♦ (Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [x]                                No [  ]

Number of shares of common stock outstanding as of March 31, 2010:      8,627,000

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

PART I	Page No.

Item 1. Financial Statements	2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Item 4T. Controls and Procedures	11

PART II
14
Item 1. Legal Proceedings
14
Item 1A. Risk Factors
14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
14
Item 3. Defaults Upon Senior Securities
14
Item 4. Submission of Matters to a Vote of Security Holders
14
Item 5. Other Information
14
Item 6. Exhibits

ITEM 1. FINANCIAL STATEMENTS

TEEN GLOW MAKEUP, INC.
(An Exploration Stage Enterprise)
BALANCE SHEETS
	March 31, 2010 (Unaudited)	September 30, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$2,804	$147
Prepaid	761
Total current assets	3,565	147

Fixed asset-net	1,363	-
Website- net	8,012	-

Total assets	$12,940	$147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,524	$13,256
Due to related party	22,326	11,408
Total current liabilities	41,850	24,664

Total liabilities	41,850	24,664

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 8,627,000 shares of common stock	8,627	8,627
Additional paid-in capital	19,881	3,683
Deficit accumulated during the exploration stage	(57,418)	(36,827)
Total stockholders’ deficit	(28,910)	(24,517)

Total liabilities and stockholders’ deficit	$12,940	$147

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31, 2010	Three months ended March 31, 2009	Six months ended March 31, 2010	Six months ended March 31, 2009	From inception (August 7, 2007) through March 31, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	(5,649)	(64)	(6,603)	(64)	(12,528)
Professional fees	(8,488)	(6,355)	(13,988)	(12,209)	(44,890)

NET LOSS	$ (14,137)	$ (6,419)	$ (20,591)	$ (12,273)	$ (57,418)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	8,627,000	8,377,169	8,627,000	8,377,169

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM INCEPTION (AUGUST 7, 2007) TO MARCH 31, 2010
(Unaudited)

	Common Stock				Deficit Accumulated
	Number of shares	Amount	Additional Paid-in Capital	Subscription Receivable	During exploration Stage	Total Stockholders’ Deficit

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share August 13, 2007	8,500,000	8,500	-	-	-	8,500

Subscription receivable	-	-	-	(8,500)	-	(8,500)

Net loss	-	-	-	-	(2,525)	(2,525)

Balance, September 30, 2007	8,500,000	8,500	-	(8,500)	(2,525)	(2,525)

Subscription received	-	-	-	8,500	-	8,500

Common stock issued for cash at $0.03 per share July & August 2008	127,000	127	3,683	-	-	3,810
Net loss	-	-	-	-	(12,964)	(12,964)

Balance, September 30, 2008	8,627,000	8,627	3,683	-	(15,489)	(3,179)
Net loss	-	-	-	-	(21,338)	(21,338)

Balance, September 30, 2009	8,627,000	8,627	3,683	-	(36,827)	(24,517)

Forgiveness of debt by former Director			16,198			16,198
Net loss	-	-	-	-	(20,591)	(20,591)
Balance, March 31, 2010 (Unaudited)	8,627,000	$8,627	$19,881	$-	$(57,418)	$(28,910)

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended March 31, 2010	Six months ended March 31, 2009	From inception (August 7, 2007) through March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,591)	$(12,273)	$(57,418)
Change in operating assets and liabilities
Increase in prepaid expenses	(761)	-	(761)
Increase in accrued expenses	6,268	2,051	19,524
NET CASH USED IN OPERATING ACTIVITIES	(15,084)	(10,222)	(38,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,363)	-	(1,363)
Purchase of website	(8,012)	-	(8,012)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(9,375)	-	(9,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	12,310
Proceeds from related party	27,116	5,000	38,524
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,116	5,000	50,834

NET INCREASE (DECREASE) IN CASH	2,657	(5,222)	2,804

CASH, BEGINNING OF PERIOD	147	5,346	-

CASH, END OF PERIOD	$2,804	$124	$2,804

Supplemental cash flow information:
Non cash Investing and Financing activities:

Interest	$-	$-	$-
Income taxes	$-	$-	$-
Forgiveness of debt by former director	$16,198	$-	$16,198

The accompanying notes are an integral part of these financial statements

TEEN GLOW MAKEUP, INC.
(An Exploration Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
Unaudited

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Teen Glow Makeup, Inc. (“Company”) is in the initial exploration stage and has incurred losses since inception totaling $57,418.  The Company was incorporated on August 7, 2007 in the State of Nevada and established a fiscal year end of September 30.  The Company is an exploration stage enterprise organized to acquire and conduct exploration work on the properties and prospects we acquire in order to ascertain whether they possess economic quantities of coal and/or hydrocarbons. The Company is currently in the exploration stage as defined in FASB ASC 915-10, "Development Stage Entities". All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2010 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheets and statements of operations, stockholders’ deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (August 7, 2007) through March 31, 2010 of ($57,418).The Company will be dependent upon the raising of

Going Concern (continued)

additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. As of March 31, 2010, the Company had issued 8,627,000, of which 8,500,000 were Founder’s shares sold at $0.001 per share and 127,000 shares were issued at $0.03 for net funds to the Company of $12,310. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

TEEN GLOW MAKEUP, INC.
(An Exploration Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This statement is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of March 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On January 25, 2010, the former director forgave a loan in the amount of $16,198 which was owed to her from the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2010 and September 30, 2009, advances from a Director were in the amount of $22,326 and $11,408, respectively. The amounts due to the related party are unsecured, non-interest bearing, and due on demand.

NOTE 5 - PROPERTIES

On March 31, 2010, the Company announced the assignment and assumption of a coal agreement to purchase all coal mineral rights owned by JBM Energy Company, LLC in Judith Basin County, Montana for a purchase price of $1,950,000. This agreement was completed on April 9, 2010.

NOTE 6 –SUBSEQUENT EVENTS

On April 5, 2010, the Company gave notice that the majority shareholders has voted to change the corporate name to American Power Corp.; has accepted the capital contribution, from Johannes Petersen, of 8,370,000 shares of the outstanding Common Stock of the Company to be cancelled and returned to the pool of the Company’s authorized and unissued shares of common stock; to increase the amount of authorized shares of Common Stock of the Company to Five Hundred Million (500,000,000); to amend the corporate charter to include additional articles containing provisions with respect to duration, cumulative voting, pre-emptive rights, liability limitations and indemnification; and to effect a 340-for-1 forward stock split, whereby each outstanding share of Common Stock shall be converted into 340 shares of common stock. This transaction will be effective April 30, 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERAT ION

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of operations and results of operations, and any businesses that Company may acquire.) Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

The Company was incorporated in the State of Nevada as a for-profit company on August 7, 2007. We are an exploration stage company whose original business plan was to create a line of affordable teen makeup, for girls ranging from 13 to 19 years old. On March 31, 2010, we changed our intended business purpose to that of coal, oil and natural gas exploration, development and production. Our new primary business focus is to acquire, explore and develop coal, oil and gas exploration properties in the United States of North America, with a particular focus on the Rocky Mountains region.

On November 20, 2009, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with two stock purchases agreements by and between Mr. Petersen and Ms. Pamela Hutchinson, and Ms. Andrea Mizushima, respectively. The change of control was announced on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2010.

Business Description and Plan of Operation

Our plan of operation is to acquire and conduct exploration work on the properties and prospects we acquire in order to ascertain whether they possess economic quantities of coal and/or hydrocarbons in accordance with available funds. There can be no assurance that an economic coal and/or hydrocarbon reserve exists on any of the exploration prospects we acquire until appropriate exploration work is completed.

Coal, oil and gas exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have yet to acquire exploration properties, upon which we will commence the initial phase of exploration.  We have acquired an assignment of certain contractual rights in coal and minerals located in the Judith Basin County, Montana, however these rights are speculative in nature and additional exploration work is required to determine their value. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Even if we complete our proposed exploration programs on our properties, and we are successful in identifying the presence of coal and/or hydrocarbons, we will have to spend substantial funds on further drilling, engineering studies, environmental and mine feasibility studies before we will know if we have a commercially viable coal, oil and gas deposit or reserve.

Market Overview for Plan of Operation

Coal production in the United States in 2008 reached a record level of 1,171.8 million short tons according to data from the Energy Information Administration, an increase of 2.2% above the 2007 level. Although coal production was higher in 2008, U.S. total coal consumption decreased in all sectors for the year. Coal consumption in the electric power sector in 2008 was lower by 0.4%, while coking coal consumption decreased by 2.8% and the other industrial sector declined by 3.7%.

The commercial and institutional sector, the smallest of all the coal-consuming sectors, declined by 0.6% in 2008. Total coal stocks increased in 2008, as some consumers added to their stockpiles.

The decline in coal consumption during the year was the consequence of slowing domestic economic growth, particularly in the latter half of the year, combined with the weather in 2008, resulting in lower demand for electricity. Total generation in the electric power sector (electric utilities and independent power producers, including useful thermal output) in the U.S. decreased in 2008. Coal-based generation also decreased, resulting in a 4.6 million short ton drop in coal consumed in the electric power sector. Coal use in the non-electricity sector decreased by 3.3% to a level of 80.1 million short tons.

Coal prices increased in 2008, driven, in large part, by the international markets where U.S. coal was in demand. Another factor that affected coal prices was the escalating delivery costs for users due to the growing fuel surcharges added by transportation companies in response to the unprecedented rise in oil prices experienced during the first half of the year. In the domestic markets in 2008, the electric utility price-per-short-ton increase was 14.6%. Coking coal prices had the greatest increase domestically, climbing by 24.4%, while the price for the other industrial sector increased by 16.6% in 2008.

Western Region (includes Montana)

The Western Region is the largest coal-producing region in the U.S., and in 2008 coal production rose by 2.0% to reach a total of 633.6 million short tons, 54% of total U.S. production for the year. The increase of 12.6 million short tons resulted in another record level for the region, the fifth year in a row.

In 2008, Montana, the second largest coal-producing State in the Western Region, produced a total of 44.8 million short tons, an increase of 3.2%. Although there were decreases in production at half of the six mines in the State, the increase in coal production at Spring Creek Coal’s Spring Creek mine of 2.2 million short tons in 2008 to reach a total of 17.9 million short tons, more than offset the declines.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Revenues

The Company has yet to generate any revenues.

Operating Expenses

The Company had operating expenses of $14,137 for the three months ended March 31, 2010. Our operating expenses for the three months ended March 31, 2009 were $6,419. The increase in operating expenses includes the increase in selling, general and administrative expenses and an increase in professional fees.

The Company had operating expenses of $20,591 for the six months ended March 31, 2010. Our operating expenses for the six months ended March 31, 2009 were $12,273. The increase in operating expenses includes the increase in selling, general and administrative expenses and an increase in professional fees.

Other Expenses

The Company had no other expenses for the three and six months ended March 31, 2010 and 2009.

Liquidity and Capital Resources

We had $2,804 cash on hand as of March 31, 2010 compared to $147 as of September 30, 2009.

Net cash flows used in operating activities were $(15,084) and ($10,222) for the six months ended March 31, 2010 and 2009, respectively. Negative cash flows in both periods is primarily attributable to a net income loss of $20,591 and $12,273 for the six months ended March 31, 2010 and 2009, respectively.

Net cash flows provided by investing activities were $(9,375) and $0 for the six months ended March 31, 2010 and 2009, respectively. Negative cash flows for the six months ended March 31, 2010 was due to the purchase of fixed assets and website in the amount of $(9,375).

Net cash flows provided by financing activities were $27,116 and $5,000 for the six months ended March 31, 2010 and 2009, respectively. Positive cash flows for the six months ended March 31, 2010 and 2009 were both due to proceeds from a related party.

Overall, we have funded all of our cash needs from inception through March 31, 2010.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Risks Related to Our New Business Plan

We are dependent on the skill, ability and decisions of third party operators.

We will not operate any of our properties. The success of the drilling, development, production and marketing of the oil and natural gas from our properties is dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

Loss of key executives and failure to attract qualified managers, technologists, independent engineers and geologists could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Johannes Petersen, our President and Chief Executive Officer, for his skills, experience, and knowledge of the company and industry contacts. The loss of Mr. Petersen could have a material adverse effect on our business, results of operations or financial condition.

As we grow, we may increasingly require field managers with experience in our industry and skilled engineers, geologists and technologists to operate diagnostic, seismic and 3D equipment. It is impossible to predict the availability of qualified managers, technologists, skilled engineers and geologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are particularly necessary to operate systems similar to the ones that we intend to operate.  We may not be able to hire and retain a sufficient number of technologists, engineers and geologists and we may be required to pay bonuses and higher independent contractor rates to our technologists, engineers and geologists which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire qualified managers, technologists, skilled engineers and geologists at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Our operations are directly or indirectly subject to extensive and continually changing regulation affecting mining and the oil and natural gas industry. Many departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the mining and oil and natural gas industry and our individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the mining and oil and natural gas industry increases our cost of doing business and, consequently, will affect our profitability.

If operations on the properties we acquire are found to be in violation of any of the laws and regulations to which we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of operations. Any penalties, damages, fines or curtailment of operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. In addition, many of these laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business.

We may experience competition from other energy exploration and production companies, and this competition could adversely affect our revenues and our business.

The market for coal, oil and natural gas recovery projects is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include: operation of our properties by third party operators, timing and market acceptance, introduction of competitive technologies, price, and purchaser’s interest in acquiring our coal, oil and natural gas output, if any.

Many existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, substantial track records, and significantly greater financial, technical and technological resources than us. This may allow them to devote greater resources to the development and promotion of their coal, oil and natural gas exploration and production projects. Many of these competitors offer a wider range of coal, oil and natural gas opportunities not available to us and may attract business partners consequently resulting in a decrease of our business opportunities. These competitors may also engage in more extensive research and development, adopt more aggressive strategies and make more attractive offers to existing and potential purchasers, and partners. Furthermore, competitors may develop technology and exploration strategies that are equal or superior to us and achieve greater market recognition. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of our target market. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Coal, Oil and Natural Gas prices are volatile, and low prices could have a material adverse impact on our business.

Our profitability and future growth and the carrying value of our properties depend substantially on prevailing coal, oil and natural gas prices. Prices also affect the amount of cash flow available for capital expenditures, if any, and our ability to borrow and raise additional capital. The amount we will be able to borrow under any senior revolving credit facility will be subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce and have an adverse effect on the value of our properties. Prices for coal, oil and natural gas have increased significantly and have been more volatile over the past twelve months. Historically, the markets for coal, oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

-	the domestic and foreign supply of coal, oil and gas;

-	the ability of members of the Organization of Petroleum Exporting Countries, or OPEC, and other producing countries to agree upon and maintain oil prices and production levels;

-	political instability, armed conflict or terrorist attacks, whether or not in oil or gas producing regions;

-	the level of consumer product demand;

-	the growth of consumer product demand in emerging markets, such as China;

-	labor unrest in coal, oil and natural gas producing regions;

-	weather conditions, including hurricanes and other natural disasters;

-	the price and availability of alternative fuels;

-	the price of foreign imports;

-	worldwide economic conditions; and

-	the availability of liquid natural gas imports.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of coal, oil and gas and our ability to raise capital.

Transportation delays, including as a result of disruptions to infrastructure, could adversely affect our operations.

Our business will depend on the availability of a distribution infrastructure. Any disruptions in this infrastructure network, whether caused by earthquakes, storms, other natural disasters or human error or malfeasance, could materially impact our business. Therefore, any unexpected delay in transportation of any coal, oil and natural gas we may produce in the future could result in significant disruption to our operations.

Assets we acquire may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Our initial growth is due to acquisitions of properties and/or undeveloped leaseholds. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future energy prices, operating and capital costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. Normally, we would acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties.

As a result of these factors, we may not be able to acquire coal, oil and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable coal, oil and gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of any potential reserves.

Exploration and development drilling efforts and the operation of wells on our properties may not be profitable or achieve our targeted returns

We require significant amounts of undeveloped leasehold acreage in order to further our development efforts. Exploration, development, drilling and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that all of our prospects will result in viable projects or that we will not abandon our initial investments. Additionally, we cannot guarantee that the leasehold acreage we acquire will be profitably developed, that new wells drilled on the properties will be productive or that we will recover all or any portion of our investment in such leasehold acreage, mines or wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. We rely to a significant extent on 3D seismic data and other advanced technologies in identifying leasehold acreage prospects and in determining whether or not to participate in a new well. The 3D seismic data and other technologies we use do not allow us to know conclusively prior to acquisition of leasehold acreage or the drilling of a well whether oil or natural gas is present or may be produced economically.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and energy field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel to operate our properties. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel is particularly severe in Colorado and Montana, we could be materially and adversely affected because we expect our properties to be concentrated in those States.

Title to the properties in which we have, or will have, an interest may be impaired by title defects.

We will generally obtain title opinions on significant properties that we have working interests in. However, there is no assurance that we will not suffer a monetary loss from title defects or failure. Generally, under the terms of the operating agreements affecting our properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not had any unregistered sales of equity securities in the second quarter of 2010.

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY H OLDERS

On April 20, 2010, we filed a Definitive Information Statement of Schedule 14C to announce that a majority of shareholders of the Company have voted to:

•
Accept the capital contribution, from Johannes Petersen, of 8,370,000 shares of the outstanding Common Stock of the Company to be canceled and returned to the pool of the Company’s authorized and unissued shares of common stock; and

•           Change our corporate name from Teen Glow Makeup, Inc. to American Power Corp.; and
•	Increase the amount of authorized shares of Common Stock of the Company to Five Hundred Million (500,000,000); and
•	Amend our corporate charter to include additional articles containing provisions with respect to duration, cumulative voting, preemptive rights, liability limitations and indemnification; and
•	Effect a 340-for-1 forward stock split, whereby each outstanding share of Common Stock shall be converted into 340 shares of common stock.

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

Reports on Form 8-K filed

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

TEEN GLOW MAKEUP, INC. (Registrant)

Date: May 12, 2010	By:	/s/ Johannes Petersen
Johannes Petersen President and Chairman of the Board