Form 10-Q
period 2010-06-30
AMERICAN POWER CORP.
filed 2010-08-23
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES	EXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number 333-151517

[Missing Graphic Reference]

AMERICAN POWER CORP.
Nevada (State or other jurisdiction of incorporation or organization)	26-0693872 (I.R.S. employer identification number)

16 Market Square Center
1400 16th Street Suite 400
Denver, CO 80202
Tel: 720.932.8389
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
Yes [  ]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.
Yes [  ]                                No [  ]

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
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of June 30, 2010: 88,180,000

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

ITEM 1. FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$174,605	$147
Prepaid expenses	13,256	-
TOTAL CURRENT ASSETS	187,861	147

FIXED ASSETS
Property	1,368,985	-
Equipment - net	3,678	-
TOTAL FIXED ASSETS	1,372,663	-

Website - net	20,264	-

TOTAL ASSETS	$1,580,788	$147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,376	$13,256
Promissory notes-short term	600,000
Loan	200,000	-
Related party payable	23,652	11,408
TOTAL CURRENT LIABILITIES	846,028	24,664

LONG TERM LIABILITIES
Promissory notes (net of debt discount)	315,987	-
TOTAL LONG TERM LIABILITIES	315,987	-

STOCKHOLDERS’ EQUITY ( DEFICIT )
Capital stock, 500,000,000 shares authorized with $0.001 par value
Issued and outstanding - June 30, 2010, 88,180,000 shares of common stock (September 30, 2009 2,933,180)	88,180	2,933,180
Additional paid in capital	3,261,198	-
Stock payable	115,000	-
Deficit accumulated during the exploration stage	(3,045,605)	(2,957,697)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	418,773	(24,517)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,580,788	$147
The accompanying notes are an integral part of these financial statements

BASIC LOSS PER COMMON SHARE
	$ -		$ -	$ -	$ -
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC
	213,904,444	2,933,180,000	2,033,419,706	2,878,765,380

The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended June 30,		Nine months ended June 30,		Cumulative results from inception (August 7, 2007) to June 30,
	2010	2009	2010	2009	2010
EXPENSES
Office and general	$12,359	$(11)	$18,962	$54	$24,887
	15,000	-	15,000	-	15,000
Professional fees	23,354	3,375	37,341	15,583	68,243

TOTAL EXPENSES	(50,713)	(3,365)	(71,303)	(15,637)	(108,130)

OTHER EXPENSE
Interest expense	(16,605)	-	(16,605)	-	(16,605)

TOTAL OTHER EXPENSE	(16,605)	-	(16,605)	-	(16,605)

NET LOSS	$(67,318)	$(3,365)	$(87,908)	$(15,637)	$(124,735)

BASIC LOSS PER COMMON SHARE
	$ -	$ -	$ -	$ -
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC
	213,904,444	2,933,180,000	2,033,419,706	2,878,765,380

The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
	Nine months	Nine months	Inception
	ended	ended	(August 7, 2007) to
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,908)	$(15,637)	$(115,086)
Adjustment to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	1,480	-	1,480
Debt discount accretion	12,002	-	12,002
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(13,256)	-	(10,749)
Increase in accrued expenses	9,120	3,500	$25,219
NET CASH USED IN OPERATING ACTIVITIES	(78,562)	(12,137)	$(100,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	(3,911)
Website	(21,511)
Property acquisition	(350,000)	-	(2,942,927)
NET CASH USED IN INVESTING ACTIVITIES	(375,422)	-	(2,942,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	400,000	-	593,508
Proceeds from Loan	200,000
Loans from related party	66,268
Payments to related party	(37,826)	6,926	8,652
NET CASH PROVIDED BY FINANCING ACTIVITIES	628,442	6,926	$3,218,147

NET INCREASE (DECREASE) IN CASH	174,458	(5,211)	$174,605

CASH, BEGINNING OF PERIOD	$147	$5,346	$-

CASH, END OF PERIOD	174,605	$135	$174,605

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Cancellation of shares	$2,845,800	$-	$2,845,800
Common stock payable for acquisition of property	$115,000	$-	$115,000
Income taxes	$-	$-	$-
Note issued for acquisition of property	$1,000,000	$-	$1,000,000
Forgiveness of debt by former director	$16,198	$-	$16,198
The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

American Power Corp. (“Company”) was originally organized as Teen Glow Makeup, Inc. under the laws of the State of Nevada on August 7, 2007.  On April 30, 2010 the Company changed its name to American Power Corp. The Company is in the initial development stage and has incurred losses since inception of $124,735.  The Company is an exploration stage enterprise, as defined in FASB ASC 915-10 “Development Stage Entities”.  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern
The Company’s financial statements as of June 30, 2010 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the nine months ended June 30, 2010 and 2009 the Company had a net loss of $87,908 and $15,637, respectively.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Stock based compensation
We recognize stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

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

Fixed Assets
Fixed assets are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

The Company’s fixed assets consists of computer equipment which is valued at cost and depreciated using the straight line method over a period of four years.

Website Development Costs
Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using straight-line basis over a four year estimated economic life of the product. As of June 30, 2010 and September 30, 2009, the company recorded Website amortization of $1,281 and $nil, respectively for a net Website of $20,264 and $nil, respectively.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Recent Accounting Pronouncements-(continued)
In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

NOTE 3 – RECLASSIFICATION: STOCK SPLIT ADJUSMENT
Certain reclassifications have been made in the current year’s financial statements.

On April 29, 2010, the Company executed a forward stock split, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $2,920,870.  During the six months ended June 30, 2010, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $2,920,870.  This adjustment did not change total stockholders’ equity.  (See Note 5 for more information regarding the stock split).

NOTE 4 – COAL AND OTHER MINERAL PROPERTIES

On April 9, 2010, the Company entered into agreements to acquire 100% interest in certain coal property located in Judith Basin County, Montana for a total consideration of $1.95 million. As of April 9, 2010, $200,000 had been paid towards the acquisition and a secured 5% promissory note signed for the balance of $1.75 million (“Promissory Note 1”). During the quarter ended June 30, 2010, an additional $200,000 was paid towards the promissory note. Within the next 12 months, the Company will have to make additional cash payments of $200,000 towards the repayment of this promissory note. An additional amount of $100,000 is to be paid 90 days following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Should the Company make all necessary payments as indicated, up until April 9, 2012; the balance of $1.25 million which is to be repaid commencing April 9, 2014 will be forgiven. During the first 2 years, the note carries no interest.

On April 9, 2010 the Company entered into agreements to acquire 100% interest in certain mineral rights property located in Judith Basin County, Montana for a total consideration of $1.95 million and the issuance of 1,000,000 restricted shares. As of April 9, 2010 no consideration had been paid towards the acquisition and a secured 5% promissory note was signed for $1.95 million (“Promissory Note 2”). Within the next 12 months, the Company will have to make cash payments of $400,000 towards the repayment of this promissory note. Additional amounts of $100,000 and $200,000 are to be paid 90 days and 180 days, respectively, following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Should the Company make all necessary payments up until April 9, 2012; the balance of $1.25 million which is to be repaid commencing April 9, 2014 will be forgiven. During the first 2 years, the note carries no interest.  As of the quarter ended June 30, 2010, the restricted shares had yet to be issued and the Company recorded a $50,000 stock payable related to these shares.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 4 – COAL AND OTHER MINERAL PROPERTIES-(CONTINUED)

As the Promissory Notes indicated above have the possibility of being forgiven for a total of $3.20 million and in addition, do not carry any interest for the first two years, it was determined that the promissory notes were issued at a discount of $96,015 which is to be amortized over the life of the loan. As of June 30, 2010, $600,000 is reported as short term debt, and $387,998 (net of unamortized discount of $84,013) is considered to be long term debt.

NOTE 5 - CAPITAL STOCK

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 340:1 forward stock split on April 29, 2010, have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of June 30, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 13, 2007, the sole Director purchased 2,890,000,000 shares of the common stock in the Company for $8,500, recognizing a loss of $2,881,500. During July and August 2008, the Company sold 43,180,000 shares for $3,810, recognizing a loss of $39,370.

On January 25, 2010, the former director forgave a loan in the amount of $16,198 which was owed to her from the Company.

On January 25, 2010, the Company announced a change in control of the Company.  Johannes Petersen acquired approximately 98.523% of the issued and outstanding shares of stock of the Company from Pamela Hutchinson pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009. Johannes Petersen acquired an additional .1159% of the issued and outstanding shares of stock of the Company from Andrea Mizushima pursuant to the terms and conditions of an Agreement for the Purchase of Common Stock, dated November 20, 2009. Johannes Petersen, sole director, acquired approximately 98.63% of the issued and outstanding shares of stock of the Company.

On April 5, 2010, the Company accepted the capital contribution, from Johannes Petersen, of 2,845,800,000 shares of the outstanding Common Stock of the Company to be cancelled and returned to the pool of the Company’s authorized and unissued shares of common stock; to increase the amount of authorized shares of Common Stock of the Company to Five Hundred Million (500,000,000); and to effect a 340-for-1 forward stock split, whereby each outstanding share of Common Stock shall be converted into 340 shares of common stock. This transaction will be effective April 30, 2010.

On April 9, 2010, consequent to signature on an agreement for a Coal Agreement with JBM and a Mineral Rights Deal with Russell Pace, the Company is to issue 1,000,000 common shares at $0.05 per share to Russell Pace. As of June 30, 2010 these shares had yet to be issued. The Company recorded a stock payable in the amount of $50,000.

On April 9, 2010, the company agreed to issue 300,000 common shares at $0.05 per share, to the parties involved in the above deals as Introduction and Assignment compensation. As of June 30, 2010, these shares had yet to be issued. The Company recorded a stock payable in the amount of $15,000.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 5 - CAPITAL STOCK-(CONTINUED)

On April 9, 2010, the company agreed to issue 1,000,000 shares of common stock to Future Gas Holdings in lieu of a $50,000 payment made towards the property assignments.  As of June 30, 2010, these shares had yet to be issued. The Company recorded a stock payable in the amount of $50,000.

On June 30, 2010, the Company closed a private placement consisting of 800,000 shares of common stock at a purchase price of $0.50 per share, for gross proceeds of $400,000.

NOTE 6 – FIXED ASSETS

The Company’s fixed assets consist of computer equipment which is valued at cost and depreciated using the straight-line method over periods of four years as follows:

			30 June	30 September
		Accumulated	2010	2009
2010	Cost	Amortization	Net	Net

Computer equipment	$3,911	$233	$3,678	$-
	$3,911	$233	$3,678	$-

Depreciation of $233 and $nil is included in general and administrative expenses in the statement of operations for the nine months ended June 30, 2010 and 2009, respectively.

NOTE 7 – LOANS

On April 6, 2010, the Company obtained a loan in the amount of $200,000, baring interest of 10% per annum from Black Sands Holdings, Ltd. The loan and interest accrued is due on October 6, 2010. As of June 30, 2010, the Company had accrued interest in the amount of $4,603.

NOTE 8 - SUBSEQUENT EVENTS

On July 9, 2010, the Company and American Power Merger Corporation (“APMC”), a Nevada corporation and subsidiary of the Company, entered into an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, APMC, a subsidiary of the Company, merged with and into the Company, pursuant to the laws of the State of Nevada (the “Merger”) as hereinafter provided, so that the separate existence of APMC ceased, and thereupon APMC and the Company became a single corporation (the “Surviving Corporation”), which shall continue to exist under the name American Power Corporation, and be governed by, the laws of the State of Nevada.

On August 1, 2010, the Company entered into a consulting agreement with Alvaro Valencia to serve as President, Chief Executive Officer, and Director of the Company for a period of 4 years. Under the terms of the agreement, the Company shall pay Mr. Valencia $50,000 per year and an aggregate of four million restricted shares of the Company, of which 250,000 shares shall be released at the end of each three-month period immediately following August 1, 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

The Company was incorporated in the State of Nevada as a for-profit company on August 7, 2007. We are an exploration stage company whose intended business purpose is coal, oil and natural gas exploration, development and production. At the time of our incorporation, we were incorporated under the name “Teen Glow Makeup, Inc.” and our original business plan was to create a line of affordable teen makeup for girls. On November 20, 2009, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with two stock purchases agreements by and between Mr. Petersen and Ms. Pamela Hutchinson, and Ms. Andrea Mizushima, respectively. On March 31, 2010, we changed our intended business purpose to that of coal, oil and natural gas exploration, development and production.

Our new primary business focus is to acquire, explore and develop coal, oil and gas exploration properties in the United States of North America, with a particular focus on the Rocky Mountains region. On March 30, 2010, our Board of Directors approved the proposal to change the Company’s name and to effect a 340 for 1 forward stock split. The Certificate of Change for the forward stock split was filed and approved by the Nevada Secretary of State on April 29, 2010. Also on April 29, 2010, Articles of Amendment were filed and approved with the Nevada Secretary of State to change the name of the Corporation to American Power Corporation. The Articles of Amendment also changed the authorized amount of capital stock to Five Hundred Million (500,000,000) shares of Common Stock, par value $0.001.

Due to a sudden internal policy shift at the Financial Industry Regulatory Authority (“FINRA”), our name change and forward stock split did not result in a ticker symbol change to letters that accurately reflect our new name “American Power Corporation”.  Accordingly, the Board of Directors believes it is in the best interest of the company to restructure such that FINRA’s internal policies governing Over the Counter Bulletin Board companies will allow us to receive a new ticker symbol that accurately reflects the new name of our organization.  The board believes this action will help to minimize investor confusion and position the company to conduct business in the future with a ticker symbol that corresponds to the actual name of our organization.

As a result of the foregoing, on July 9, 2010, the Company and American Power Merger Corporation (“APMC”), a Nevada corporation and subsidiary of the Company, entered into an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, APMC, a subsidiary of the Company, merged with and into the Company, pursuant to the laws of the State of Nevada (the “Merger”) as hereinafter provided, so that the separate existence of APMC ceased, and thereupon APMC and the Company became a single corporation (the “Surviving Corporation”), which shall continue to exist under the name American Power Corporation, and be governed by, the laws of the State of Nevada.

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

Coal, oil and gas exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have yet to acquire exploration properties, upon which we will commence the initial phase of exploration.  We have acquired an assignment of certain contractual rights in coal and minerals located in the Judith Basin County, Montana, collectively described as the “Pace Coal Project”, however these rights are speculative in nature and additional exploration work is required to determine their value. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Even if we complete our proposed exploration programs on our properties, and we are successful in identifying the presence of coal and/or hydrocarbons, we will have to spend substantial funds on further drilling, engineering studies, environmental and mine feasibility studies before we will know if we have a commercially viable coal, oil and gas deposit or reserve.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

The Company has yet to generate any revenues.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

We had a net loss of $67,318 for the quarter ended June 30, 2010, which was $63,953 greater than the net loss of $3,365 for the quarter ended June 30, 2009. This change in our results over the two periods is primarily the result of an increase in office and general expenses and an increase in professional and management fees to implement our business plan.

Nine months ended June 30, 2010 compared to the nine months ended June 30, 2009

We had a net loss of $87,908 for the nine months ended June 30, 2010, which was $72,271 greater than the net loss of $15,637 for the nine months ended June 30, 2009. This change in our results over the two periods is primarily the result of an increase in office and general expenses and an increase in professional fees to implement our business plan.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2010, reflects current assets of $187,861. As we had cash in the amount of $174,605 and a working capital deficit in the amount of $574,154 as of June 30, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital
	At June 30, 2010	At September 30, 2009

Current assets	$187,861	$147
Current liabilities	762,015	24,664
Working capital	$(574,154)	$(24,517)

Operating Activities

Net cash flows used in operating activities were $63,562 and $12,137 for the nine months ended June 30, 2010 and 2009, respectively. Negative cash flows in both periods are primarily attributable to a net loss of $87,908 and $15,637 for the nine months ended June 30, 2010 and 2009, respectively.

Investing Activities

Net cash flows used in investing activities were $375,422 and $0 for the nine months ended June 30, 2010 and 2009, respectively. Negative cash flows for the nine months ended June 30, 2010 was due to the purchase of fixed assets in the amount of $350,000.

Financing Activities

Net cash flows provided by financing activities were $613,442 and $6,926 for the nine months ended June 30, 2010 and 2009, respectively. Positive cash flows for the nine months ended June 30, 2010 were due to proceeds from the sale of common stock in the amount of $400,000 and proceeds from a loan in the amount of $200,000. Positive cash flows for the nine months ended June 30, 2009 were due to an increase in a shareholders loan in the amount of $6,926.

	Nine-months Ended
	June 30,
	2010	2009

Net Cash Used in Operating Activities	$(78,562)	$(12,137)
Net Cash Used in Investing Activities	(375,422)	-
Net Cash Provided by Financing Activities	628,442	6,926
Net Increase (Decrease) in Cash	$174,458	$(5,211)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2010, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, our disclosure controls and procedures were not effective as of the end of the period covered by the Quarterly Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were not effective as of the end of the period covered by the Report.

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10Q, for the nine months ended June 30, 2010.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2010, we filed a Current Report on Form 8-K to announce the entry into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc. Black Sands Holdings, Inc. purchased 800,000 shares of restricted common stock of American Power Corp. for an aggregate purchase price of $400,000. All of the securities issued to the Investor are being issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), including Section 4(2) and Regulation S of the Securities and Exchange Commission (“SEC”) and from various similar state exemptions.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2010, we filed a Definitive Information Statement of Schedule 14C to announce that a majority of shareholders of the Company have voted to:

• Accept the capital contribution, from Johannes Petersen, of 2,845,800,000 shares of the outstanding Common Stock of the Company to be canceled and returned to the pool of the Company’s authorized and unissued shares of common stock; and
• Change our corporate name from Teen Glow Makeup, Inc. to American Power Corp.; and
• Increase the amount of authorized shares of Common Stock of the Company to Five Hundred Million (500,000,000); and
• Amend our corporate charter to include additional articles containing provisions with respect to duration, cumulative voting, preemptive rights, liability limitations and indemnification; and
•Effect a 340-for-1 forward stock split, whereby each outstanding share of Common Stock shall be converted into 340 shares of common stock.

ITEM 5.      OTHER INFORMATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

Reports on Form 8-K filed

(1)
On June 25, 2010, we filed an Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K originally filed with the Securities and Exchange Commission on April 14, 2010 by American Power Corp. The original Current Report on Form 8-K announced an entry into a material definitive agreement between American Power Corp., JBM Energy Company, LLC, Russell B. Pace, Jr., and Realty Title Company, Inc. that conveyed certain coal and other mineral rights in Judith Basin County, Montana to American Power Corp.

(2)
On June 30, 2010, we filed a Current Report on Form 8-K to announce the entry into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc. Black Sands Holdings, Inc. purchased 800,000 shares of restricted common stock of American Power Corp. for an aggregate purchase price of $400,000.

(3)
On July 13, 2010, we filed a Current Report on Form 8-K to announce the entry into a Merger Agreement with American Power Merger Corporation, a Nevada corporation and subsidiary of the Company. Pursuant to the Merger Agreement, American Power Merger Corporation, merged with and into the Company, pursuant to the laws of the State of Nevada, so that the separate existence of American Power Merger Corporation ceased, and thereupon American Power Merger Corporation and the Company became a single corporation, which shall continue to exist under the name American Power Corporation, and be governed by the laws of the State of Nevada.

(4)
On August 4, 2010, we filed a Current Report on Form 8-K to announce the entry into an Employment Agreement with Mr. Alvaro Valencia. We also announced the appointment of Mr. Valencia as President, Chief Executive Officer, and Director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POWER CORPORATION (Registrant)

Date: August 23, 2010	By:	/s/ Alvaro Valencia
Alvaro Valencia Chief Executive Officer, President and Director

Date: August 23, 2010	By:	/s/ Johannes Petersen
Johannes Petersen Chief Financial Officer, Secretary, and Director