Form 10-K
period 2010-09-30
AMERICAN POWER CORP.
filed 2011-01-13
CIK 1436174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 000-53683

 (Exact name of registrant as specified in its charter)

Nevada	26-0693872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Market Square Center
1400 16th Street Suite 400
Denver, CO 80202
(Address of principal executive offices)

Tel: 720.932.8389
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes                      [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[  ] Yes                      [X]  No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes   [  ]  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]
Accelerated filer           [  ]
Non-accelerated filer   [  ]           (Do not check if a smaller reporting company)
Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes        [X]  No

As of December 31, 2010, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $34,932,000. As of December 31, 2010, American Power’s stock was trading at $1.20 per share and the Company had 29,110,000 shares outstanding held by non-affiliates. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 90,480,000 shares of the registrant’s common stock outstanding as of December 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

AMERICAN POWER CORPORATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors affecting these risks and uncertainties include, but are not limited to:

• estimated quantities and quality of coal, oil and natural gas reserves;
• fluctuations in the price of coal, oil and natural gas;
• inability to efficiently manage our operations;
• the inability of management to effectively implement our strategies and business plans;
• potential default under our secured obligations or material debt agreements;
• inability to hire or retain sufficient qualified personnel;
• inability to attract and obtain additional development capital;
• increases in interest rates or our cost of borrowing;
• deterioration in general economic conditions;
• the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
• inability to achieve future sales levels or other operating results;
• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at American Power Corporation, 16 Market Square Center, 1400 16th Street Suite 400, Denver, CO 80202.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data is based on our good faith estimates.

USE OF TERMS

Except as otherwise indicated by the context, all references in this report to “we,” “us,” “our,” the “Company,” “AMPW,” and “American Power” refer to American Power Corporation, unless the context requires otherwise. We report our financial information on the basis of a September 30, fiscal year end.

PART I

ITEM 1.	BUSINESS.

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

Our current primary business focus is to acquire, explore and develop coal, oil and gas exploration properties in the United States of North America, with a particular focus on the Rocky Mountains region. On March 30, 2010, our Board of Directors approved the proposal to change the Company’s name and to effect a 340 for 1 forward stock split. The Certificate of Change for the forward stock split was filed and approved by the Nevada Secretary of State on April 28, 2010. Also on April 28, 2010, Articles of Amendment were filed and approved with the Nevada Secretary of State to change the name of the Corporation to American Power Corporation. The Articles of Amendment also changed the authorized amount of capital stock to Five Hundred Million (500,000,000) shares of Common Stock, par value $0.001.

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

Market Overview for Plan of Operation

Coal production in the United States in 2009 reached a level of 1,072.8 million short tons (530.4 million short tons between January and June of 2010) according to data from the Energy Information Administration (EIA), a decrease of 8.5% from the 2008 level. The decline in coal production in 2009 was the largest percent decline since 1958 (when production declined by 16.7%) and the largest tonnage decline since 1949 (when production declined by 176.1 million short tons).

Coal consumption in the United States in 2009 reached a level of 1,000.4 million short tons (512.9 million short tons between January and June of 2010), a decrease of 10.7% from the 2008 level, with all of the coal-consuming sectors having lower consumption for the year. Although all sectors had declines, the electric power sector (electric utilities and independent power producers), which consumes about 94% of all coal in the US, is the overriding force for determining total domestic coal consumption. In 2009, the recession’s downward pressure on electricity production resulted in a 10.0% decrease in coal consumption for the sector to end 2009 at 936.5 million short tons (477.0 million short tons between January and June of 2010). Coal consumption in the non-electric power sector (comprised of other industrial, coking coal, and the commercial and institutional sectors) declined for the fifth year in a row in 2009. Coal consumption at coke plants decreased by 30.6% to end 2009 at 15.3 million short tons (10.2 million short tons between January and June of 2010). The decline in US coke production in 2009 was a result of the economic downturn in the year when several steel plants idled production for extended periods of time in response to the world-wide drop in demand for their products.

Total coal stocks increased in 2009 by 16.4% to end the year at a record level of 238.8 million short tons as some consumers added to their stockpiles.

Although it was a down year for coal production and consumption in 2009, domestic coal prices continued to increase, rising for the sixth consecutive year. The primary reason that domestic coal prices continued to climb was that a number of coal contracts were signed in 2008 during the dramatic rise of spot coal prices that affected the contract prices. The majority of coal sold in the electric power sector is through long-term contracts (covering a time period of one year or longer), in conjunction with spot purchases to supplement the demand. As contracts expire and are renegotiated the prevailing spot price influences the contract price. According to preliminary data for 2009, coal prices at electric utilities (a subset of the electric power sector) increased for a ninth consecutive year, to $44.72 per short ton, an increase of 8.2% over the 2008 price. Coal prices at independent power producers for 2009 increased to $39.72 per short ton, an increase of 1.9%. The average delivered price of coal to the other industrial sector increased by 2.3% to an average price of $64.87 per short ton in 2009. In 2009 the delivered price of coal to US coke plants increased by 21.1% to reach an average price of $143.04 per short ton. The average delivered price of coal to the commercial and institutional sector increased in 2009 by 12.5% to $97.28 per short ton.

Western Region (includes Montana)

Although the Western Region is the largest coal-producing region in the US, in 2009 coal production declined by 7.7% to a total of 584.5 million short tons and ended a five year increasing production trend. The decrease of 49.1 million short tons resulted in a production level comparable to what was produced in 2005. Only two of the eight States in the Western Region (Alaska and North Dakota) had an increase in coal production for the year. Of all the coal-producing States in the Western Region, Alaska, with one mine, the Usibelli mine, has the smallest level of production. However, in 2009, it had the largest increase in production, 370 thousand short tons, or 25.0% and ended the year with a total of 1.8 million short tons.

In 2009, Montana, the second largest coal-producing State in the Western Region, produced a total of 39.5 million short tons, a decrease of 11.8% or 5.3 million short tons. Although there was an increase in production at Signal Peak Energy’s Bull Mountain mine of 0.6 million short tons, the decreases in coal production at Western Energy’s Rosebud mine of 2.7 million short tons and Decker Coal’s Decker mine of 2.4 million short tons in 2009 accounted for the majority of the decline.

Patents, Trademarks, Royalties, Etc.

The Company does not have any patents, trademarks, royalties, etc.

Government Approvals

The Company will be required to submit a drilling permit application to the Montana Department of Environmental Quality in order to proceed with drilling operations on its PACE Coal Project. This application needs to follow government-established procedures to be successful. The Company would also require additional permits from the state and federal governments once it moves, if at all, to the development and mining phase of the project.

Existing or Probable Governmental Regulations

The Company complies with all relevant government regulations at the federal, state and local level. The Company is familiar with the relevant government regulations, laws, and policies concerning the coal mining and energy industries. The Company minimizes the cost of abiding by the government regulations by being well versed in its policies and laws.

Number of Employees

The Company has no employees, only three consultants (of which two are directors, Mr. Johannes Petersen and Mr. Alvaro Valencia).

ITEM 1A. RISK FACTORS.

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industry, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

RISKS ASSOCIATED WITH OUR BUSINESS

We are dependent on the skill, ability and decisions of third party operators.

We will not operate any of our properties. The success of the drilling, development, production and marketing of the coal oil and natural gas from our properties is dependent upon the decisions of such third-party operators and contractors, and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator contractor to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

Loss of key executives and failure to attract qualified managers, technologists, independent engineers and geologists could limit our growth and negatively impact our operations.

We depend upon our consultants to a substantial extent. In particular, we depend upon Mr. Alvaro Valencia, our President and Chief Executive Officer, and Mr. Johannes Petersen, our Secretary and Chief Financial Officer, for their skills, experience, and knowledge of the company and industry contacts. The loss of Mr. Valencia or Mr. Petersen could have a material adverse effect on our business, results of operations or financial condition.

As we grow, we may increasingly require field managers with experience in our industry and skilled engineers, geologists and technologists to operate diagnostic, seismic and 3D equipment. It is impossible to predict the availability of qualified managers, technologists, skilled engineers and geologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are particularly necessary to operate systems similar to the ones that we intend to operate.  We may not be able to hire and retain a sufficient number of technologists, engineers and geologists and we may be required to pay bonuses and higher independent contractor rates to our technologists, engineers and geologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire qualified managers, technologists, skilled engineers and geologists at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

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

The market for coal, oil and natural gas recovery projects is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include operation of our properties by third party operators, timing and market acceptance, introduction of competitive technologies, price, and purchaser’s interest in acquiring our coal, oil and natural gas output, if any.

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

Our profitability and future growth and the carrying value of our properties depend substantially on prevailing coal, oil and natural gas prices. Prices also affect the amount of cash flow available for capital expenditures, if any, and our ability to borrow and raise additional capital. The amount we will be able to borrow under any senior revolving credit facility will be subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of coal, oil and natural gas that we can economically produce and have an adverse effect on the value of our properties. Prices for coal, oil and natural gas have increased significantly and have been more volatile over the past twelve months. Historically, the markets for coal, oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

-	the domestic and foreign supply of coal, oil and gas;
-	the ability of members of the Organization of Petroleum Exporting Countries, or OPEC, and other producing countries to
-	agree upon and maintain oil prices and production levels;
-	the level of consumer product demand;
-	the growth of consumer product demand in emerging markets, such as China and India;
-	labor unrest in coal, oil and natural gas producing regions;
-	weather conditions, including hurricanes and other natural disasters;
-	the price and availability of alternative fuels;
-	the price of foreign imports;
-	worldwide economic conditions; and

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of coal, oil and gas and our ability to raise capital.

Transportation delays, as a result of disruptions to infrastructure, could adversely affect our operations.

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

Actual future production, coal, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable coal, oil and gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of any potential reserves.

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

The differential between the New York Mercantile Exchange, or NYMEX, or other benchmark price of oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial condition and cash flows.

The prices that we receive for our oil and natural gas production sometimes trade at a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the price we receive is called a differential. We cannot accurately predict oil and natural gas differentials. In recent years for example, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have gradually widened this differential. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial condition and cash flows by decreasing the proceeds we receive for our oil and natural gas production in comparison to what we would receive if not for the differential.

Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any addition to our production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

Development of reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity and access to capital may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions over which we have control and assumptions required by the SEC relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We have control over our operations that affect, among other things, acquisitions and dispositions of properties, availability of funds, use of applicable technologies, hydrocarbon recovery efficiency, drainage volume and production decline rates that are part of these estimates and assumptions and any variance in our operations that affects these items within our control may have a material effect on reserves.  The process of estimating our natural gas and oil reserves is anticipated to be extremely complex, and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often incomplete or inconclusive.

Our reviews of acquired properties can be inherently incomplete because it is not always feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, plugging or orphaned well liability are not necessarily observable even when an inspection is undertaken.

Our exposure to possible leasehold defects and potential title failure could materially adversely impact our ability to conduct drilling operations.

We obtain the right and access to properties for drilling by obtaining oil and natural gas leases either directly from the hydrocarbon owner, or through a third party that owns the lease. The leases may be taken or assigned to us without title insurance. There is a risk of title failure with respect to such leases, and such title failures could materially adversely impact our business by causing us to be unable to access properties to conduct drilling operations.

We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.

Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include, but are not limited to:

·     location and density of wells;
·     the handling of drilling fluids and obtaining discharge permits for drilling operations;
·     accounting for and payment of royalties on production from state, federal and Indian lands;
·     bonds for ownership, development and production of natural gas and oil properties;
·     transportation of natural gas and oil by pipelines;
·     operation of wells and reports concerning operations; and
·     taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

We operate in a highly competitive environment and our competitors may have greater resources than us.

The natural gas and oil industry is intensely competitive and we compete with other companies, many of which are larger and have greater financial, technological, human and other resources. Many of these companies not only explore for and produce crude coal oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive natural gas and oil properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low coal oil and natural gas market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. If we are unable to compete, our operating results and financial position may be adversely affected.

RISKS ASSOCIATED WITH OUR COMMON STOCK

The price of our common stock may be volatile and you may not be able to resell your shares at a favorable price.

Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

·	our operating and financial performance and prospects;
·	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
·	changes in revenue or earnings estimates or publication of research reports by analysts about us or the coal exploration and production industry;
·	potentially limited liquidity;
·	actual or anticipated variations in our reserve estimates and quarterly operating results;
·	changes in coal, natural gas and oil prices;
·	sales of our common stock by significant stockholders and future issuances of our common stock;
·	increases in our cost of capital;
·	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
·	commencement of or involvement in litigation;
·	changes in market valuations of similar companies;
·	additions or departures of key management personnel;
·	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of natural gas and oil; and
·	domestic and international economic, legal and regulatory factors unrelated to our performance.

We have no plans to pay dividends on our common stock. You may not receive funds without selling your stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, investment opportunities and restrictions imposed by our debentures and credit facility.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;
·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and
·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We will need additional capital to finance our planned growth, which we may not be able to raise or may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We will need to rely on cash flow from operations and borrowings under our credit facility or raise additional cash to fund our operations, pay outstanding long-term debt, fund our anticipated reserve replacement needs and implement our growth strategy, or respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration, work over and development activities.

If low coal, natural gas and oil prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, production exploitation and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTY.

We do not own any property. We rent an office in Denver of approximately 131 square feet. We have a one-year lease, ending July 31, 2011, on the property for $996 per month and it is located at 16 Market Square Centre, 1400 16th Street, Ste 400, Denver CO 80202.

ITEM 3. LEGAL PROCEEDINGS.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTCBB, under the symbol “AMPW.” Prior to that it was quoted under the symbol “TGMP.”

Our common stock has traded infrequently on the OTC.BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board and Yahoo! Finance since American Power Corporation changed their name and symbol from Teen Glow Makeup, Inc (“TGMP”). The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

Period	Low	High

Interim Period since September 30, 2010	$0.75	$1.45
Quarter ended September 30, 2010	$0.80	$1.185
Quarter ended June 30, 2010	$1.00	$1.00
(Data only available from June 24, 2010)

The last reported sale price of our common stock on the OTCBB was $1.20 per share on December 31, 2010.

Holders of Common Stock

     As of December 31, 2010, there were seven holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, including the consent of debt holders, if applicable at such time, and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On October 5, 2010, the Company entered into a Private Placement Subscription For Non U.S. Subscribers (the “Private Placement Agreement”) with Black Sands Holdings Inc., a corporation organized under the laws of the Marshall Islands (“Black Sands”), in order to subscribe to and purchase units (each a “Unit”) valued at $.84 per Unit for an aggregate purchase price (“Purchase Price”) of five hundred thousand ($500,000) dollars.  Each Unit shall consist of one (1) share of common stock of the Company and one warrant (“Warrant”).  Each Warrant shall entitle the holder to purchase one additional share of Common Stock of the Company, at a strike price equal to 150% of the price of the Unit, for a period of three (3) years. Pursuant to the Private Placement Agreement, and in exchange for the Purchase Price, Black Sands has agreed to purchase Units consisting of 595,238 shares of common stock of the Company with Warrants to purchase 595,238 additional shares of common stock, at an exercise price of one dollar and twenty-six cents ($1.26) per share for a period of three (3) years.  Black Sands will acquire the shares after full payment of the Purchase Price. An executed copy of the Private Placement Subscription Agreement with Black Sands is attached as Exhibit 10.1 to the Form 8-K filed with the SEC on October 8, 2010 and is hereby incorporated by reference.

On September 10, 2010, the Company entered into a Stock Issuance Agreement (the “Black Sands Agreement”) with Black Sands, whereby the Company has the right to require Black Sands to purchase up to $10,000,000 of the Company’s securities until March 31, 2013, unless extended by either the Company o Black Sands for an additional twelve (12) months.

Under the terms of the Black Sands Agreement, the Company may, from time to time, request an advance from Black Sands up to $1,000,000, in integral multiples of $100,000 (each, an “Advance”) per request for operating expenses, acquisitions, working capital and general corporate activities.  Following receipt of any Advance, the Company shall sell and issue Black Sands units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at the Unit Price. As described in the Black Sands Agreement, the “Unit Price” shall mean a price equal to 75% of the volume weighted average of the closing price of the Company’s common stock for the ten (10) business days preceding the date of any notice requesting an Advance, as quoted on Nasdaq or such other quotation system as agreed upon by the Company and Black Sands. Each warrant issued as components to Units shall represent the right of Black Sands to purchase one share of common stock at an exercise price equal to 150% of the Unit Price.  All warrants to be issued as components to the Units will have a three (3) year term from the date of issuance. For further information see the Black Sands Agreement attached as Exhibit 10.1 to the form 8-K filed with the SEC on September 13, 2010 and is hereby incorporated by reference.

On September 10, 2010, the Company entered into a Settlement Agreement (the “Settlement”) with Black Sands.  In exchange for the release of claims by Black Sands against the Company, we have agreed to enter into a debt to equity conversion as a means of settling the outstanding loan amount of US$208,602.74.  Accordingly, Black Sands has agreed to settle the outstanding amount owed by the Company through acceptance of common stock (the “Shares”) of the Company. Such Shares were issued at a conversion rate of $0.50. The parties agree that 417,205 shares will satisfy the amount of US$208,602.74 in full.  The Shares were issued with a restrictive legend. For further information see the Settlement attached as Exhibit 10.12 to the form 8-K filed with the SEC on September 13, 2010 which is hereby incorporated by reference.

On August 1, 2010, the Company entered into a Consulting Agreement with Alvaro Valencia. Pursuant to the Consulting Agreement, Mr. Valencia will serve as President, Chief Executive Officer, and Director of the Company for a period of four (4) years beginning August 1, 2010. The Consulting Agreement is renewable upon the mutual consent of the parties on or before thirty (30) days prior to the end date of the Consulting Agreement. Any such renewal shall be for a period of twelve (12) months. The Company shall pay Mr. Valencia $50,000 per year, in equal monthly installments of $4,166. Mr. Valencia will also receive up to an aggregate of four million (4,000,000) restricted shares of the Company. Two hundred and fifty thousand (250,000) shall be released at the end of each three-month period immediately following August 1, 2010.

In the event that Mr. Valencia’s services terminate prior to the end of any three-month period, his rights in the number of Shares that would otherwise be payable at the end of such three-month period multiplied by the ratio which the number of months in such three-month period that Mr. Valencia was employed by the Company shall immediately and fully vest and shall be transferable by Mr. Valencia as of the date of termination. In the event that Mr. Valencia’s service terminates pursuant to the Termination section, as described in the Consulting Agreement, during the twelve-month period immediately following August 1, 2010, his right to 1,000,000 Shares shall immediately and fully vest and shall be released to the Mr. Valencia’s estate upon termination.

In the event of a consolidation or merger or sale of all or substantially all of the assets of the Company in which outstanding shares of the Company’s common stock are exchanged for securities, cash or other property of any other company, firm, partnership, joint venture, association, or business entity, the Company is otherwise acquired or there is a change of control of the Company (receipt of more than 50% of the outstanding shares of the Company, the Company otherwise being acquired, or a change in control of the Company are collectively referred to as an “Acquisition”), or in the event of liquidation of the Company, so much of the 4,000,000 Shares that have not been issued to Company shall immediately and fully vest and shall also be transferable by Mr. Valencia immediately prior to such Acquisition or liquidation.  The numbers of Shares are subject to adjustment from time to time as set forth in Section 3(b) of the Consulting Agreement.

In the event that the Company shall at any time after August 1, 2010 (i) declare a dividend on the Common Stock in shares of its capital stock, (ii) subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of Common Stock, or (iv) issue any shares of its capital stock by reclassification of the Common Stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing corporation), then in each case, with respect to so much of the 4,000,000 Shares that have not been issued to Mr. Valencia, Mr. Valencia shall be entitled to new, additional, or different shares of Common Stock in proportion to such dividend, subdivision, combination or issuance.

The full Consulting Agreement with Alvaro Valencia is attached as Exhibit 10.1 on the Form 8-K filed with the SEC on August 4, 2010 and is hereby incorporated by reference.

As of June 30, 2010, the Company entered into a Private Placement Subscription For Non U.S. Subscribers (the “Black Sands Private Placement Agreement”) with Black Sands, in order to subscribe to and purchase eight hundred thousand shares (800,000) of restricted common stock of the Company (the “Shares”). Black Sands agreed to purchase the Shares at a purchase price of fifty cents (US$.50) per share (aggregate sum of $400,000) (the “Purchase Price”). Pursuant to the terms of the Black Sands Private Placement Agreement, Black Sands will acquire the Shares from the Registrant on or before June 30, 2010, after payment of the Purchase Price. Black Sands is not an “affiliate” of the Registrant as defined by Rule 144(a)(1) promulgated under the Securities Act of 1933. An executed copy of the Private Placement Subscription Agreement with Black Sands is attached as Exhibit 10.1 on the Form 8-K filed with the SEC on June 30, 2010 and is hereby incorporated by reference.

Issuer Purchases of Equity Securities

        We did not repurchase any of our equity securities during the fiscal years ended September 30, 2010 or 2009.

Transfer Agent

Our transfer agent is Signature Stock Transfer, Inc. located at 2632 Coachlight Court, Plano, TX 75093.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under ITEM 1A. Risk Factors are elsewhere in this report.

Overview of the Company’s Business

The Company was incorporated in the State of Nevada as a for-profit company on August 7, 2007. We are an exploration stage company whose intended business purpose is coal, oil and natural gas exploration, development and production. Our primary business focus is to acquire, explore and develop coal, oil and gas exploration properties in the United States of North America, with a particular focus on the Rocky Mountains region.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2010 and 2009

Revenues

The Company has yet to generate any revenues.

Year ended September 30, 2010 compared to the year ended September 30, 2009

We had a net loss of $777,221 for the year ended September 30, 2010, which was $755,883 greater than the net loss of $21,338 for the year ended September 30, 2009. This change in our results over the two periods is primarily the result of an increase in office and general expenses and an increase in professional and management fees to implement our business plan.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010, reflects current assets of $545,592. As we had cash in the amount of $520,852 and a working capital deficit in the amount of $73,135 as of September 30, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital
	At September 30, 2010	At September 30, 2009

Current assets	$545,592	$147
Current liabilities	618,727	24,664
Working capital	$(73,135)	$(24,517)

Operating Activities

Net cash flows used in operating activities were $197,937 and $15,083 for the year ended September 30, 2010 and 2009, respectively. Negative cash flows in both periods are primarily attributable to a net loss of $777,221 and $21,338 for the year ended September 30, 2010 and 2009, respectively.

Investing Activities

Net cash flows used in investing activities were $186,148 and $0 for the year ended September 30, 2010 and 2009, respectively. Negative cash flows for the year ended September 30, 2010 was due to the purchase of computer equipment in the amount of $4,957, mineral property of $150,000 and website costs of $31,191.

Financing Activities

Net cash flows provided by financing activities were $904,790 and $9,883 for the year ended September 30, 2010 and 2009, respectively. Positive cash flows for the year ended September 30, 2010 were due to proceeds from the sale of common stock in the amount of $900,000. Positive cash flows for the year ended September 30, 2009 were due to an increase in a shareholders loan in the amount of $9,883.

	Year Ended
	September 30,
	2010	2009

Net Cash Used in Operating Activities	$(197,937)	$(15,082)
Net Cash Used in Investing Activities	(186,148)	-
Net Cash Provided by Financing Activities	904,790	9,883
Net Increase (Decrease) in Cash	$520,705	$(5,199)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information to be reported under this item is not required of smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management Responsibility for Financial Information

We are responsible for the preparation, integrity and fair presentation of our financial statements and the other information that appears in this annual report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include estimates based on our best judgment.

We maintain a comprehensive system of internal controls and procedures designed to provide reasonable assurance, at an appropriate cost-benefit relationship, that our financial information is accurate and reliable, our assets are safeguarded and our transactions are executed in accordance with established procedures.

De Joya Griffith & Company, LLC, an independent registered public accounting firm, is retained to audit our financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Our financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position	Date Appointed
Johannes Petersen	38	CFO, Secretary, and Director	November 20, 2009, Realigned August 1, 2010
Alvaro Valencia	37	President, CEO, and Director	August 1, 2010

Biographies

Alvaro Valencia

Mr. Valencia has been in office in the Company since August 1, 2010. Mr. Valencia holds a BSc in Economics from Universidad del Pacifico (Peru) and an MA degree in Economics from Syracuse University in New York. He brings to the Company his experience in investment banking and corporate finance, with an emphasis in the mining and infrastructure sectors. Mr. Valencia has held positions of increasing seniority in New York, Washington D.C. and Latin America. He has worked on major corporate and government mining-related projects, including working in association with Credit Suisse on the privatization of two international mining units in the mid 1990’s.

Mr. Valencia formerly worked for the investment banking division of Macroconsult S.A. and Europa Partners Latin America (formerly known as StandSure Corporate Advisors S.A.C.) in Lima, Peru. He formerly worked in the United States for the following: Inter-American Development Bank, BBVA Securities Inc. and Credit Lyonnais Securities Asia.

Johannes Petersen

Mr. Petersen has been in office in the Company since November 20, 2009. Mr. Petersen holds a BSc in Economics from Universidad del Pacifico (Peru) and an MBA degree from the London Business School (UK). He brings to the Company experience gained from multiple managerial and directorship positions within diverse private and public companies. Since completing his business school studies, Mr. Petersen gained business development and business planning experience with an emphasis in the resources industry. He has worked in business planning and development for natural resource projects and has also covered several functions within the financial services industry, ranging from fixed income to currency trading.

Mr. Petersen currently sits on the board of directors of Hainan Mining Corporation Ltd., a private UK company of which he was a founder, and Gold American Mining Corp. a U.S. public company, currently quoted on the OTC Bullleting Board.

Mr. Petersen formerly worked for Dragon Gold Resources Inc. and Century Petroleum Corp., U.S. companies previously listed on the OTC Bulletin Board. He also worked for American Sierra Gold Corp a U.S. company listed on the OTC Bulletin Board and sat on the board of Reflection Oil & Gas Partners Ltd (a private UK company). He formerly worked in Lima, Peru for the following: Peru Scan Trading SAC, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian securities regulation agency equivalent to the SEC).

The Company is not aware of any legal proceedings in which any Director, nominee, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such Director, nominee, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there is only two directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert.” While our current directors do not meet the qualifications of an "audit committee financial expert", the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current director capably fulfills the duties and responsibilities of an audit committee in the absence of such an expert.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were all current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of two members, Mr. Alvaro Valencia and Mr. Johannes Petersen. Our directors serve one-year terms.

Committees of the Board of Directors

None.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics at this time.

Limitation of Liability of Directors

            Pursuant to the Nevada Revised Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.  In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the fiscal years ended September 30, 2010, 2009 and 2008 for our officers. We did not have any other executive officers as of the end of fiscal 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pamela Hutchinson Former Officer
2008		0	0	0	0	0	0	0	0
2009		0	0	0	0	0	0	0	0

Johannes Petersen Officer
2009		0	0	0	0	0	0	0	0
2010		$30,000	0	0	0	0	0	0	$30,000
Alvaro Valencia Officer
2010		$8,333	0	$160,000	0	0	0	0	$168,333

Outstanding Equity Awards at 2010 Fiscal Year-End

 None.

Potential Payments Upon Termination or Change in Control

In the event of a consolidation or merger or sale of all or substantially all of the assets of the Company in which outstanding shares of the Company’s common stock are exchanged for securities, cash or other property of any other corporation, firm, partnership, joint venture, association, or business entity, the Company is otherwise acquired or there is a change of control of the Company (receipt of more than 50% of the outstanding shares of the Company, the Company otherwise being acquired, or a change in control of the Company are collectively referred to as an “Acquisition”), or in the event of liquidation of the Company, so much of the 4,000,000 Shares that have not been issued to Company shall immediately and fully vest and shall also be transferable by Alvaro Valencia immediately prior to such Acquisition or liquidation. The numbers of Shares are subject to adjustment from time to time as set forth in Section 3(b) of the Consulting Agreement with Alvaro Valencia.

Non-Employee Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of American Power’s knowledge, about the ownership of American Power’s common stock on September 30, 2010 relating to those persons known to beneficially own more than 5% of American Power’s capital stock and by American Power’s named executive officer, directors and directors and executive officers as a group. The percentage of beneficial ownership for the following table is based on 90,480,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 30, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of American Power’s common stock.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF SEPTEMBER 30, 2010

OFFICERS AND DIRECTORS
Title of Class	Name and Address of Shareholder	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Johannes Petersen	CFO, Secretary and Director	47,600,000 Direct	52.6%
Common Stock	Alvaro Valencia	President, CEO, Director	166,667	0.2%
All Officers and Directors as a group (2 persons named above)			47,766,667	52.8%
BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Johannes Petersen 16 Market Square Centre, 1400 16th Street, Ste 400, Denver CO 80202	--	47,600,000 (2)	52.6%
Total Shares Owned by Persons Named above			47,600,000	52.6%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)   A total of 90,480,000 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 14, 2010.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We were not a party to any transactions or series of similar transactions that have occurred during this fiscal year in which the amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years. We do have a director and executive officer, Johannes Petersen, that is a direct holder of more than 5% of our common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

De Joya Griffith & Company, LLC served as our principal independent public accountants for fiscal 2009 and 2010. Aggregate fees billed to us for the fiscal years ended September 30, 2010 and 2009 by De Joya Griffith & Company, LLC were as follows:

	For the Fiscal Years Ended September 30,
	2010	2009

(1) Audit Fees(1)	$18,500	$4,500
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our independent public accountants	$18,500	$4,500

(1)
Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s consolidated financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the consolidated quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

(2)
Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation.

(3)	Tax fees consist of fees related to the preparation and review of the Company’s federal and state income tax returns.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a)           Financial Statements

(b)           Exhibits

Exhibit No.            Description

31.1*                      Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*                      Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*                      Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*                      Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(c)           Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POWER CORPORATION

By: /s/ Alvaro Valencia
Chief Executive Officer and President

By: /s/ Johannes Petersen
Chief Financial Officer and Secretary
Date: January 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Alvaro Valencia
Chief Executive Officer and President

By: /s/ Johannes Petersen
Chief Financial Officer and Secretary

AMERICAN POWER CORP.
Formerly known as TEEN GLOW MAKEUP, Inc.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

September 30, 2010

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS
Audited

	September 30, 2010	September 30, 2009

ASSETS
CURRENT ASSETS
Cash	$520,852	$147
Prepaid expenses	6,324	-
Advances to related party	18,416	-
TOTAL CURRENT ASSETS	545,592	147

OTHER ASSETS
Property	2,670,500	-
Equipment - net	4,480	-
Website - net	28,297	-
TOTAL ASSETS	$3,248,869	$147

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,728	$13,256
Promissory notes	600,000	-
Loans from Related Party	-	11,408
TOTAL CURRENT LIABILITIES	618,728	24,664

LONG TERM LIABILITIES
Promissory notes, net of debt discount of $1,105,729	1,794,271	-
TOTAL LIABILITIES	2,412,999	24,664

STOCKHOLDER'S EQUITY ( DEFICIT)
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
90,480,000 shares of common stock (2,933,180 September 30, 2009)	90,480	2,933,180
Additional paid in capital	3,373,898	-
Subscription payable	500,000
Stock payable	606,410	-
Accumulated deficit	(3,734,918)	(2,957,697)
TOTAL STOCKHOLDER'S (DEFICIT)	835,870	(24,517)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$3,248,869	$147

The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
			from inception
	Year ended	Year ended	(August 7, 2007) to
	September 30, 2010	September 30, 2009	September 30, 2010
REVENUE

Revenues	$-	$-	$-
Total Revenues	-	-	-

EXPENSES

Office and general	91,427	1,936	97,352
Professional Fees	258,613	19,402	289,515
Total Expenses	(350,040)	(21,338)	(386,867)

OTHER EXPENSE
Interest Expense	(197,374)	-	(197,374)
Gain on debt forgiveness	8,000	-	8,000
Loss on debt settlement	(237,807)	-	(237,807)
Total Other Expenses	(427,181)	-	(427,181)

NET LOSS	$(777,221)	$(21,338)	$(814,048)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,546,674,246	2,933,180,000

AMERICAN POWER CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 7, 2007) to September 30, 2010

Audited

	Common Stock		Additional	Share		Deficit accumulated during the
	Number of		Paid-in	Subscription	Stock	exploration
	shares	Amount	Capital	Receivable	Payable	stage	Total

Balance, August 7, 2007 (Inception)		$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001
per share on August 13, 2007	2,890,000,000	2,890,000	-	(2,890,000)	-	-	-
Net loss						(2,525)	(2,525)
Balance, September 30, 2007	2,890,000,000	$2,890,000	$-	$(2,890,000)	$-	$(2,525)	$(2,525)

Subscription Receivable		-	-	2,890,000	-	(2,881,500)	8,500
Common stock issued for cash at $0.03
per share July and August 2008	43,180,000	43,180	-	-	-	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	2,933,180,000	$2,933,180	$-	$-	$-	$(2,936,359)	$(3,179)

Net loss					-	(21,338)	(21,338)
Balance, September 30, 2009	2,933,180,000	$2,933,180	$-	$-	$-	$(2,957,697)	$(24,517)

Forgiveness of debt by former director		-	16,198	-	-		16,198
Common stock redeemed
April 5, 2010 at $0.001	(2,845,800,000)	(2,845,800)	2,845,800	-	-	-	-
Common Stock, issued for property
at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	-	-		115,000
Common stock issued for cash at $0.50
per share June 25, 2010	800,000	800	399,200	-			400,000
Common Stock issued on debt conversion at $0.5 per share September 10, 2010					446,410		446,410
Common Stock issued for services at $0.96 per share at September 30, 2010					160,000		160,000
Private placement received in advance				500,000			500,000
Net loss						(777,221)	(777,221)
Balance, September 30, 2010	90,480,000	$90,480	$3,373,898	$500,000	$606,410	$(3,734,918)	$835,870

All share amounts have been restated to reflect the 340:1 forward split on April 5, 2010
The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Audited
	Year	Year	Cumulative results from
	ended	ended	inception date (April 7, 2007)
	September 30, 2010	September 30, 2009	To September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(777,221)	$(21,338)	$(814,048)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	3,371	-	3,371
Stock-based compensation	160,000	-	160,000
Accretion of debt discount	197,374	-	197,374
Gain on extinguishment of debt	(8,000)	-	(8,000)
Loss on extinguishment of debt	237,807	-	237,805
(Increase) in prepaid expenses	(6,324)	-	(6,324)
(Increase) in advance	(18,416)	-	(18,416)
Increase in accounts payable and accrued liabilities	13,472	6,256	26,728
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	(197,937)	(15,082)	(221,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	(31,191)	-	(31,191)
Equipment	(4,957)	-	(4,957)
Property	(150,000)	-	(150,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
	(186,148)	-	(186,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	900,000	-	912,310
Loans from related party	4,790	9,883	16,198
Proceeds from notes payable	200,000	-	200,000
Repayment of note payable	(200,000)	-	(200,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES
	904,790	9,883	928,508

NET INCREASE ( DECREASE) IN CASH	520,705	(5,199)	520,852

CASH, BEGINNING OF PERIOD	147	5,346	-

CASH, END OF PERIOD	$520,852	$147	$520,852

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Common stock payable for property acquisition	$115,000	$-	$115,000
Promissory notes issued for property	$2,405,000	$-	$2,405,000
Forgiveness of debt by former director	$16,198	$-	$16,198

The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

American Power Corp. (“Company”) was originally organized as Teen Glow Makeup, Inc. under the laws of the State of Nevada on August 7, 2007.  On April 28, 2010 the Company changed its name to American Power Corp. The Company is in exploration stage and has incurred losses since inception of $814,048.  The Company is An Exploration stage enterprise, as defined in FASB ASC 915-10 “Development Stage Entities”.  During the year ended September 30, 2010, the Company decided to redirect its business focus toward coal, oil and natural gas exploration and development.

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern
The Company’s financial statements as of September 30, 2010 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the year ended September 30, 2010 and 2009 the Company had a net loss of $771,221 and $21,339, respectively.

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

 AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

The Company’s fixed assets consist of computer equipment, which is valued at cost and depreciated using the straight-line method over a period of four years.

Website Development Costs
Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using straight-line basis over a four year estimated economic life of the product. As of September 30, 2010 and September 30, 2009, the company recorded Website amortization of $2,894 and $nil, respectively, for net Website Fixed Assets of $28,297 and $nil, respectively.

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

NOTE 3 – RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

Certain reclassifications have been made in the current year’s financial statements.

On April 29, 2010, the Company executed a forward stock split, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $2,920,870.  During the year ended September 30, 2010, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $2,920,870.  This adjustment did not change total stockholders’ equity.  (See Note 5 for more information regarding the stock split).

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Audited)

NOTE 4 – COAL AND OTHER MINERAL PROPERTIES

On April 9, 2010, the Company entered into agreements to acquire 100% interest in a certain coal property located in Judith Basin County, Montana for a total consideration of $1.95 million. As of April 9, 2010, $200,000 had been paid towards the acquisition and a secured 5% promissory note signed for the balance of $1.75 million (“Promissory Note 1”). During the first 2 years, the note carries no interest. On July 9, 2010, an additional $200,000 was paid towards the promissory note. Within the next 12 months, the Company will have to make additional cash payments of $200,000 towards the repayment of this promissory note. An additional amount of $100,000 is to be paid 90 days following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1.25 million balance shall be made quarterly during the third and fourth years, starting July 9, 2012.  Starting July 9, 2014, the principal balance of $1.25 million shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. The promissory note to facilitate the agreements is contracted at an interest substantially below market rates for similar types of coal properties.   Accordingly, the Company imputed a discount of $631,812 on April 9, 2010 at a market interest rate of 16% in accordance FASB ASC 835, ‘Interest’.  Should the Company make all necessary payments as indicated, up until April 9, 2012 and completes the Reserve Study and Mining Plan as anticipated in the agreement, but defaults on the $1.25 million balance, the coal property will be returned to JBM and the Company will receive a 40% equity interest in JBM and the $1.25 million balance will be cancelled.  Otherwise, if the Company defaults on Promissory Note 1, JBM at its option may terminate the agreement and or initiate action for any other remedy under the law. At September 30, 2010, Promissory Note 1 is presented net of debt discount of $528,906.

On April 9, 2010 the Company entered into agreements to acquire 100% interest in certain mineral rights property located in Judith Basin County, Montana for a total consideration of $1.95 million and the issuance of 1,000,000 restricted shares.  As of April 9, 2010 no consideration had been paid towards the acquisition and a secured 5% promissory note was signed for $1.95 million (“Promissory Note 2”).  During the first 2 years, the note carries no interest.  Within the next 12 months, the Company will have to make cash payments of $400,000 towards the repayment of this promissory note. Additional amounts of $100,000 and $200,000 are to be paid 90 days and 180 days, respectively, following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1.25 million balance shall be made quarterly during the third and fourth years, starting July 9, 2012. Starting, July 9, 2014, the principal balance of $1.25 million shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. The promissory note to facilitate the agreements is contracted at an interest substantially below market rates for similar types of coal properties.   Accordingly, the Company imputed a discount of $680,688 on April 9, 2010 at a market interest rate of 16% in accordance FASB ASC 835, ‘Interest’.  Should the Company make all necessary payments as indicated, up until April 9, 2012 and completes the Reserve Study and Mining Plan as anticipated in the agreement, but defaults on the $1.25 million balance, the mineral rights will be returned to JBM and the Company will receive a 40% equity interest in JBM and the $1.25 million balance will be cancelled.  Otherwise, if the Company defaults on Promissory Note 2, JBM at its option may terminate the agreement and or initiate action for any other remedy under the law. At September 30, 2010, Promissory Note 2 is presented net of debt discount of $576,823.

NOTE 5 - CAPITAL STOCK

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 340:1 forward stock split on April 5, 2010, have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

The Company’s capitalization is 500,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On August 13, 2007, a former director purchased 2,890,000,000 shares of the common stock in the Company for $8,500, recognizing a loss of $2,881,500. During July and August 2008, the Company sold 43,180,000 shares for $3,810, recognizing a loss of $39,370.

On January 25, 2010, a former director forgave a loan in the amount of $16,198 which was owed to the director by the Company.

On January 25, 2010, the Company announced a change in control of the Company.  Johannes Petersen, a director of the Company acquired 98.63% of the issued and outstanding shares of stock of the Company from Pamela Hutchinson and Andrea Mizuhima pursuant to the terms and conditions of two Agreements for the Purchase of Common Stock, dated November 20, 2009.

On April 5, 2010, the Company accepted the capital contribution, from the sole director, of 2,845,800,000 shares of the outstanding Common Stock of the Company to be cancelled and returned to the pool of the Company’s authorized and unissued shares of common stock; to increase the amount of authorized shares of Common Stock of the Company to Five Hundred Million (500,000,000); and to effect a 340-for-1 forward stock split, whereby each outstanding share of Common Stock shall be converted into 340 shares of common stock. This transaction became effective on April 30, 2010.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Audited)

NOTE 5 - CAPITAL STOCK – (continued)
On April 9, 2010, as a result of the execution of the Coal Agreement with JBM and a Mineral Rights Deal with Russell Pace, the Company agreed to issue 1,000,000 common shares valued at $0.05 per share to Russell Pace. The shares were issued on August 27, 2010

On April 9, 2010, the Company issued 300,000 common shares valued at $0.05 per share, to the parties involved in the Coal Agreement and Mineral Rights Agreement as introduction and assignment compensation. The shares were issued on August 27, 2010.

On April 9, 2010, the company agreed to issue 1,000,000 shares of common stock valued at $0.05 per share to Future Gas Holdings in lieu of a $50,000 payment made towards property assignments.  The shares were issued on August 27, 2010.

On June 30, 2010, the Company closed a private placement consisting of 800,000 shares of common stock at a purchase price of $0.50 per share, for gross proceeds of $400,000.

On September 10, 2010 the Company agreed to enter into a debt to equity conversion as a means of settling the outstanding loan and interest amount of $208,603 by issuing 417,205 shares. The fair value of the shares was $446,410, of which $237,807 was recognized as a loss on debt settlement.

As of September 30, 2010, the Company has not granted any stock options but has recorded $160,000 as stock-based compensation payable corresponding to 166,667 shares payable to Mr. Alvaro Valencia, CEO and director of the company, valued at the closing price of $0.96 per shares of common stock as of September 30, 2010.

The Company entered into a Private Placement Subscription For Non U.S. Subscribers with Black Sands Holdings, Inc., in order to subscribe to and purchase units valued at $.84 per Unit for an aggregate purchase price of five hundred thousand ($500,000) dollars.  Each Unit shall consist of 1 share of common stock of the Company and 1 warrant.  Each Warrant shall entitle the holder to purchase 1 additional share of Common Stock of the Company, at a strike price equal to 150% of the price of the Unit, for a period of 3 years. The proceeds from this Private Placement was received  prior to September 30, 2010 and recorded as stock payable on the balance sheet. See Note 9.

NOTE 6 – FIXED ASSETS

The Company’s fixed assets consist of computer equipment which is valued at cost and depreciated using the straight-line method over periods of four years as follows:

			30 Sept.	30 Sept.
		Accumulated	2010	2009
	Cost	Amortization	Net	Net

Computer equipment	$4,956	$476	$4,480	$-

Depreciation of $477 and $nil is included in general and administrative expenses in the statement of operations for the year ended September 30, 2010 and 2009, respectively.

NOTE 7 – LOANS

On April 6, 2010, the Company obtained a loan in the amount of $200,000, bearing interest of 10% per annum from Black Sands Holdings, Ltd.  On September 10, 2010 the Company agreed to enter into a debt to equity conversion as a means of settling the outstanding loan amount of $208,603 by issuing 417,205 shares. The fair value of the shares was $446,410, of which $237,807 was recognized as a loss on debt settlement.

NOTE 8 – INCOME TAXES

As of September 30, 2010, the Company had net operating loss carry forwards of $226,869 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Audited)
NOTE 8 – INCOME TAXES (continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2010

2010
Deferred tax assets:
Net operating loss carry forward	$226,869
Total deferred tax assets	79,404
Less: valuation allowance	(79,404)
Net deferred tax assets	$-

The valuation allowance for deferred tax assets as of September, 2010 was $79,404. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2010.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2010:

2010
Federal statutory tax rate	(35.0)%
Stock-based compensation	7.0%
Interest accretion	9.0%
Loss on extinguishment	10.0%
Valuation allowance	9.0%
Effective tax rate	-%

NOTE 9 - SUBSEQUENT EVENTS

On October 5, 2010, the company entered into a Private Placement Subscription For Non U.S. Subscribers with Black Sands Holdings, Inc., in order to subscribe to and purchase units valued at $.84 per Unit for an aggregate purchase price of five hundred thousand ($500,000) dollars.  Each Unit shall consist of 1 share of common stock of the Company and 1 warrant.  Each Warrant shall entitle the holder to purchase 1 additional share of Common Stock of the Company, at a strike price equal to 150% of the price of the Unit, for a period of 3 years.

Pursuant to the Agreement, and in exchange for the Purchase Price, Black Sands has agreed to purchase Units consisting of 595,238 shares of common stock of the Company with Warrants to purchase 595,238 additional shares of common stock, at an exercise price of $1.26 per share for a period of 3 years.  Black Sands will acquire the shares after full payment of the Purchase Price.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002