Form 10-K/A
period 2010-09-30
AMERICAN POWER CORP.
filed 2011-02-03
CIK 1436174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
AMENDMENT NO. 1

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

There were 91,075,238 shares of the registrant’s common stock outstanding as of January 27, 2011.

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

AMERICAN POWER CORPORATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors affecting these risks and uncertainties include, but are not limited to:

-	estimated quantities and quality of coal, oil and natural gas reserves;
-	fluctuations in the price of coal, oil and natural gas;
-	inability to efficiently manage our operations;
-	the inability of management to effectively implement our strategies and business plans;
-	potential default under our secured obligations or material debt agreements;
-	inability to hire or retain sufficient qualified personnel;
-	inability to attract and obtain additional development capital;
-	increases in interest rates or our cost of borrowing;
-	deterioration in general economic conditions;
-
the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

-	inability to achieve future sales levels or other operating results;
-	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

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

We will not operate any of our properties. The success of the drilling, development, production and marketing of the coal, oil and natural gas from our properties is dependent upon the decisions of such third-party operators and contractors, and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator/contractor to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

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

Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include, but are not limited to:

-	location and density of wells;
-	the handling of drilling fluids and obtaining discharge permits for drilling operations;
-	accounting for and payment of royalties on production from state, federal and Indian lands;
-	bonds for ownership, development and production of coal, natural gas and oil properties;
-	transportation of natural gas and oil by pipelines;
-	operation of wells and reports concerning operations; and
-	taxation.

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

The natural gas and oil industry is intensely competitive and we compete with other companies, many of which are larger and have greater financial, technological, human and other resources. Many of these companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive natural gas and oil properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. If we are unable to compete, our operating results and financial position may be adversely affected.

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

Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

-	our operating and financial performance and prospects;
-	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
-	changes in revenue or earnings estimates or publication of research reports by analysts about us or the coal exploration and production industry;
-	potentially limited liquidity;
-	actual or anticipated variations in our reserve estimates and quarterly operating results;
-	changes in coal, natural gas and oil prices;
-	sales of our common stock by significant stockholders and future issuances of our common stock;
-	increases in our cost of capital;
-	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
-	commencement of or involvement in litigation;
-	changes in market valuations of similar companies;
-	additions or departures of key management personnel;
-	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of natural gas and oil; and
-	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

-	Deliver to the customer, and obtain a written receipt for, a disclosure document;
-	Disclose certain price information about the stock;
-	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
-	Send monthly statements to customers with market and price information about the penny stock; and
-	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

On March 31, 2010, the Company entered into a series of agreements to acquire all the mineral, oil and gas rights of a mineral property located in Judith Basin County, Montana for a total consideration of $2,670,500.

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and JBM Energy Company, LLC (“JBM”) entered into an Assignment of Coal Agreement (“Assignment”) to transfer and assign all the rights and obligations of Future Gas to the Company to purchase all coal mineral rights owned by JBM under a Coal Buy and Sell Agreement (“Agreement”) dated February 4, 2010. Pursuant to the Assignment and Agreement, the Company paid in cash $150,000 to JBM and signed a 5% promissory note with a face value of $1,750,000 (“Promissory Note 1”) to JBM. During the first 2 years, the note carries no interest. On July 9, 2010, an additional $200,000 was paid towards the promissory note. Within the next 12 months, the Company will have to make additional cash payments of $200,000 (which has been classified as current liabilities on the balance sheet as of September 30, 2010), towards the repayment of this promissory note. An additional amount of $100,000 is to be paid 90 days following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1,250,000 balance shall be made quarterly during the third and fourth years, starting July 9, 2012.  Starting July 9, 2014, the principal balance of $1,250,000 shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. The promissory note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of coal properties.   Accordingly, the Company imputed a discount of $613,812 at a market interest rate of 16% in accordance FASB ASC 835, ”Interest”.  Should the Company make all necessary payments as indicated, up until April 9, 2012 and completes the Reserve Study and Mining Plan as anticipated in the agreement, but defaults on the $1,250,000 balance, the coal property will be returned to JBM and the Company will receive a 40% equity interest in JBM and the $1,250,000 balance will be cancelled.  Otherwise, if the Company defaults on Promissory Note 1, JBM at its option may terminate the agreement and or initiate action for any other remedy under the law. At September 30, 2010, Promissory Note 1 is presented net of unamortized debt discount of $528,906. Under the Coal Buy Sell Agreement, JBM will be paid a royalty of $0.25 per ton on all coal when and as mined from the coal property.

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and Russell B. Pace, Jr. (“Pace”) entered into an Assignment and Assumption of Mineral Agreement to transfer and assign all the rights and obligations of Future Gas to the Company to purchase all mineral rights (except coal), oil and gas rights owned by Pace under a Mineral Buy and Sell Agreement dated February 4, 2010. Pursuant to the Mineral Buy and Sell Agreement, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share), signed a 5% promissory note with a face value of $1,950,000 (“Promissory Note 2”). During the first 2 years, the note carries no interest.  Within the next 12 months, the Company will have to make cash payments of $400,000 (which has been classified as current liabilities on the balance sheet as of September 30, 2010), towards the repayment of this promissory note. Additional amounts of $100,000 and $200,000 are to be paid 90 days and 180 days, respectively, following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1,250,000 balance shall be made quarterly during the third and fourth years, starting July 9, 2012. Starting, July 9, 2014, the principal balance of $1,250,000 shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. The promissory note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of mineral, oil and gas properties.   Accordingly, the Company imputed a discount of $680,688 at a market interest rate of 16% in accordance FASB ASC 835, “Interest”.  If the Company defaults on Promissory Note 2, Pace at his option may terminate the agreement and or initiate action for any other remedy under the law. At September 30, 2010, Promissory Note 2 is presented net of unamortized debt discount of $576,823.  Under the Mineral Buy Sell Agreement, Pace is due a royalty equal to 20% of all royalties and other payments received by the Company as a result of any lease of the of the mineral property conveyed and 20% of all net cash proceeds and/or other consideration received by the Company from the sale or disposal of the mineral, oil and gas property.

Furthermore, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share) to Future Gas for the assignment of such agreements.

On April 9, 2010, the Company agreed to issue 300,000 common shares of common stock valued at $15,000 ($0.05 per share), to the parties involved in the Assignment of Coal Agreement and Assignment and Assumption of Mineral Agreement as introduction and assignment compensation. The shares were issued on August 27, 2010.

We rent an office in Denver of approximately 131 square feet. We have a one-year lease ending July 31, 2011, on the property for $996 per month and it is located at 16 Market Square Centre, 1400 16th Street, Ste 400, Denver CO 80202.

ITEM 3. LEGAL PROCEEDINGS.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no materials pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “AMPW.” Prior to that it was quoted under the symbol “TGMP.”

Our common stock has traded infrequently on the OTC Bulletion Board, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board and Yahoo! Finance since American Power Corporation changed their name and symbol from Teen Glow Makeup, Inc (“TGMP”). The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions .

Period
                                                                                                                                          Low                      High
Quarter ended September 30, 2010                                                                              $0.95                   $1.19

Quarter ended June 30, 2010                                                                                        $1.00                    $1.00
(Data only available from June 24, 2010)

The last reported sale price of our common stock on the OTC Bulletin Board was $1.20 per share on December 31, 2010.

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

On September 10, 2010, the Company entered into a Stock Issuance Agreement (the “Black Sands Agreement”) with Black Sands, whereby the Company has the right to require Black Sands to purchase up to $10,000,000 of the Company’s securities until March 31, 2013, unless extended by either the Company or Black Sands for an additional twelve (12) months.

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

On September 10, 2010, the Company entered into a Settlement Agreement (the “Settlement”) with Black Sands.  In exchange for the release of claims by Black Sands against the Company, we have agreed to enter into a debt to equity conversion as a means of settling the outstanding loan amount of $208,603.  Accordingly, Black Sands has agreed to settle the outstanding amount owed by the Company through acceptance of common stock (the “Shares”) of the Company. A total of 417,205 shares were issued to settle the loan and interest amount of $208,603. The fair value of the shares was $446,410, of which $237,807 was recognized as a loss on debt settlement. The Shares were issued with a restrictive legend. For further information see the Settlement attached as Exhibit 10.12 to the form 8-K filed with the SEC on September 13, 2010 which is hereby incorporated by reference.

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010, reflects current assets of $545,592. As we had cash in the amount of $520,852 and a working capital deficit in the amount of $73,136 as of September 30, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2010	At September 30, 2009

Current assets	$545,592	$147
Current liabilities	618,728	24,664
Working capital	$(73,136)	$(24,517)

Operating Activities

Net cash flows used in operating activities were $197,937 and $15,082 for the year ended September 30, 2010 and 2009, respectively. Negative cash flows in both periods are primarily attributable to a net loss of $777,221 ($21,338: 2009) furthermore changed by depreciation of $3,371 ($Nil: 2009), $160,000 ($nil: 2009) in stock based compensation, $197,374 ($nil: 2009) in accretion of debt discount and $237,807 ($nil: 2009) in loss recognized in extinguishment of debt. Net loss was further adjusted for the $8,000 ($nil: 2009) gain on debt forgiveness, increase in prepaid expense of $6,324 ($nil: 2009), increase in advances of $18,416 ($nil: 2009) and increase in accounts payable of $13,472 ($6,256:2009).

Investing Activities

Net cash flows used in investing activities were $386,148 and $nil for the year ended September 30, 2010 and 2009, respectively. Negative cash flows for the year ended September 30, 2010 was due to the purchase of fixed assets in the amount of $4,957, website in the amount of $31,191 and property in the amount of $350,000.

Financing Activities

Net cash flows provided by financing activities were $1,104,790 and $9,883 for the year ended September 30, 2010 and 2009, respectively. Positive cash flows for the year ended September 30, 2010 were due to proceeds from the sale of common stock in the amount of $900,000 and proceeds from a loan in the amount of $200,000. Positive cash flows for the year ended September 30, 2009 were due to an increase in a shareholders loan in the amount of $9,883.

	Year Ended
	September 30,
	2010	2009

Net Cash Used in Operating Activities	$(197,937)	$(15,082)
Net Cash Used in Investing Activities	(386,148)	-
Net Cash Provided by Financing Activities	1,104,790	9,883
Net Increase (Decrease) in Cash	$520,705	$(5,199)

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2010, our internal controls over financial reporting are not effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were not effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

-
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

Biographies

Alvaro Valencia

Mr. Valencia has been an officer in the Company since August 1, 2010. Mr. Valencia holds a BSc in Economics from Universidad del Pacifico (Peru) and an MA degree in Economics from Syracuse University in New York. He brings to the Company his experience in investment banking and corporate finance, with an emphasis in the mining and infrastructure sectors. Mr. Valencia has held positions of increasing seniority in New York, Washington D.C. and Latin America. He has worked on major corporate and government mining-related projects, including working in association with Credit Suisse on the privatization of two international mining units in the mid 1990’s.

Mr. Valencia formerly worked for the investment banking division of Macroconsult S.A. and Europa Partners Latin America (formerly known as StandSure Corporate Advisors S.A.C.) in Lima, Peru. He formerly worked in the United States for the following: Inter-American Development Bank, BBVA Securities Inc. and Credit Lyonnais Securities Asia.

Johannes Petersen

Mr. Petersen has been an officer in the Company since November 20, 2009. Mr. Petersen holds a BSc in Economics from Universidad del Pacifico (Peru) and an MBA degree from the London Business School (UK). He brings to the Company experience gained from multiple managerial and directorship positions within diverse private and public companies. Since completing his business school studies, Mr. Petersen gained business development and business planning experience with an emphasis in the resources industry. He has worked in business planning and development for natural resource projects and has also covered several functions within the financial services industry, ranging from fixed income to currency trading.

Mr. Petersen currently sits on the board of directors of Hainan Mining Corporation Ltd., a private UK company of which he was a founder, and Gold American Mining Corp. a U.S. public company, currently quoted on the OTC Bulletin Board.

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

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there are only two directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert.” While our current directors do not meet the qualifications of an "audit committee financial expert", the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current director capably fulfills the duties and responsibilities of an audit committee in the absence of such an expert.

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

Non-Employee Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of American Power’s knowledge, about the ownership of American Power’s common stock on January 27, 2011 relating to those persons known to beneficially own more than 5% of American Power’s capital stock and by American Power’s named executive officer, directors and directors and executive officers as a group. The percentage of beneficial ownership for the following table is based on 91,075,238 shares of common stock outstanding.

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

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF JANUARY 27, 2011

OFFICERS AND DIRECTORS
Title of Class	Name and Address of Shareholder	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Johannes Petersen	CFO, Secretary and Director	47,600,000 Direct	52.3%
Common Stock	Alvaro Valencia	President, CEO, Director	166,667	0.2%
All Officers and Directors as a group (2 persons named above)			47,766,667	52.5%
BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Johannes Petersen 16 Market Square Centre, 1400 16th Street, Ste 400, Denver CO 80202	--	47,600,000 (2)	52.3%
Total Shares Owned by Persons Named above			47,600,000	52.3%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)   A total of 91,075,238 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of January 27, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

De Joya Griffith & Company, LLC served as our principal independent public accountants for fiscal 2009 and 2010. Aggregate fees billed to us for the fiscal years ended September 30, 2010 and 2009 by De Joya Griffith & Company, LLC were as follows:

	For the Fiscal Years Ended September 30,
	2010	2009

(1) Audit Fees(1)	$8,000	$4,500
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our independent public accountants	$8,000	$4,500

(1)
Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

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
Date:  February 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Alvaro Valencia
Chief Executive Officer and President

By: /s/ Johannes Petersen
Chief Financial Officer and Secretary
Date:  February 3, 2011

INDEX TO FINANCIAL STATEMENTS
AMERICAN POWER CORP.
Formerly known as TEEN GLOW MAKEUP, Inc.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

September 30, 2010

Audited

REPORT OF INDEPENDENT REGISTER PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	F-4

STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
American Power Corp.
Denver, CO 80202

We have audited the accompanying balance sheets of American Power Corp. (An Exploration Stage Company) (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (August 7, 2007) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Power Corp. (An Exploration Stage Company) as of September 30, 2010 and 2009, and the results of their operations and cash flows for the years then ended and from inception (August 7, 2007) to September 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 25, 2011

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	September 30, 2010	September 30, 2009

ASSETS
CURRENT ASSETS
Cash	$520,852	$147
Prepaids and deposit	6,324	-
Advances to related party	18,416	-
TOTAL CURRENT ASSETS	545,592	147

OTHER ASSETS
Mineral property (Note 3)	2,670,500	-
Equipment - net	4,480	-
Website - net	28,297	-
TOTAL ASSETS	$3,248,869	$147

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,728	$13,256
Promissory notes, current portion	600,000	-
Loans from related party	-	11,408
TOTAL CURRENT LIABILITIES	618,728	24,664

LONG TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $1,105,729	1,794,271	-
TOTAL LIABILITIES	2,412,999	24,664

STOCKHOLDER'S EQUITY ( DEFICIT)
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
90,480,000 shares of common stock (87,380,000 September 30, 2009)	90,480	87,380
Additional paid in capital	528,098	-
Stock payable	1,106,410	-
Accumulated deficit	(889,118)	(111,897)
TOTAL STOCKHOLDER'S (DEFICIT)	835,870	(24,517)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$3,248,869	$147

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			Cumulative results
			from inception
	Year ended	Year ended	(August 7, 2007) to
	September 30, 2010	September 30, 2009	September 30, 2010
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	91,427	1,936	97,352
Professional fees	258,613	19,402	289,515
Total expenses	(350,040)	(21,338)	(386,867)

OTHER INCOME (EXPENSE)
Interest expense	(197,374)	-	(197,374)
Gain on debt forgiveness	8,000	-	8,000
Loss on debt settlement	(237,807)	-	(237,807)
Total other expenses	(427,181)	-	(427,181)

NET LOSS	$(777,221)	$(21,338)	$(814,048)

BASIC LOSS PER COMMON SHARE
	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	88,689,041	87,380,000
The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 7, 2007) to September 30, 2010
(Audited)
	Common Stock					Deficit
			Additional	Share		accumulated
	Number of		Paid-in	Subscription	Stock	exploration
	shares	Amount	Capital	Receivable	Payable	during the	Total
						stage

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001
per share on August 13, 2007	44,200,000	44,200	-	(8,500)	-	(35,700)	-
Net loss						(2,525)	(2,525)
Balance, September 30, 2007	44,200,000	$44,200	$-	$(8,500)	$-	$(38,225)	$(2,525)

Subscription Receivable	-	-	-	8,500	-	-	8,500
Common stock issued for cash at $0.03
per share July and August 2008	43,180,000	43,180	-	-	-	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	87,380,000	$87,380	$-	$-	$-	$(90,559)	$(3,179)

Net loss					-	(21,338)	(21,338)
Balance, September 30, 2009	87,380,000	$87,380	$-	$-	$-	$(111,897)	$(24,517)

Forgiveness of debt by former director		-	16,198	-	-	-	16,198
Common Stock, issued for mineral property at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	-	-	-	115,000
Common stock issued for cash at $0.50
per share June 25, 2010	800,000	800	399,200	-		-	400,000
Common stock to be issued on debt totaling $208,603 (including interest of $8,603) conversion at $0.50 per share September 10, 2010	-	-	-	-	446,410	-	446,410
Common stock to be issued for services at $0.96 per share at September 30, 2010	-	-	-	-	160,000	-	160,000
Private placement received in advance	-	-	-	-	500,000	-	500,000
Net loss						(777,221)	(777,221)
Balance, September 30, 2010, audited	90,480,000	$90,480	$528,098	$-	$1,106,410	$(889,118)	$835,870
The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)
			Cumulative results
	Year ended	Year ended	from inception (August 7, 2007)
	September 30, 2010	September 30, 2009	to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(777,221)	$(21,338)	$(814,048)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	3,371	-	3,371
Stock-based compensation	160,000	-	160,000
Accretion of debt discount	197,374	-	197,374
Gain on extinguishment of debt	(8,000)	-	(8,000)
Loss on extinguishment of debt	237,807	-	237,807
(Increase) in prepaid expenses	(6,324)	-	(6,324)
(Increase) in advances to related party	(18,416)	-	(18,416)
Increase in accounts payable and accrued liabilities	13,472	6,256	26,728
NET CASH USED IN OPERATING ACTIVITIES	(197,937)	(15,082)	(221,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	(31,191)	-	(31,191)
Equipment	(4,957)	-	(4,957)
Mineral property	(350,000)	-	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(386,148)	-	(386,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	900,000	-	912,310
Loans from related party	4,790	9,883	16,198
Proceeds from notes payable	200,000	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,104,790	9,883	1,128,508

NET INCREASE ( DECREASE) IN CASH	520,705	(5,199)	520,852

CASH, BEGINNING OF PERIOD	147	5,346	-

CASH, END OF PERIOD	$520,852	$147	$520,852

Supplemental cash flow information and noncash financing activities:
Common stock payable for property acquisition	$115,000	$-	$115,000
Promissory notes issued for property	$2,405,500	$-	$2,405,500
Forgiveness of debt by former director	$16,198	$-	$16,198
Conversion of debt totaling $208,603, (including interest of $8,603) for common stock	$446,410	$-	$446,410
The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheets, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern
The Company’s financial statements as of September 30, 2010 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the years ended September 30, 2010 and 2009 the Company had a net loss of $777,221 and $21,338, respectively .

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

Stock based compensation
The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, the Company has adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 505.

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments
The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

  AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

Website Development Costs
Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using straight-line basis over a four year estimated economic life. As of September 30, 2010 and September 30, 2009, the company recorded Website amortization of $2,894 and $nil, respectively, for net Website asset of $28,297 and $nil, respectively.

Revenue Recognition
Coal, oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes coal, oil and natural gas revenue based on the amount of coal, oil and gas sold to purchasers, when title passes, the amount is determinable and collection is reasonably assured.  Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards.  Operating costs and taxes are recognized in the same period in which revenue is earned.

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at September 30, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Mineral Property Costs
The Company has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining and coal properties.  Mineral property exploration costs are charged to operations as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized.  Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

Although the Company has taken steps to verify title to mineral and coal properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

NOTE 3 – COAL AND OTHER MINERAL PROPERTIES

On March 31, 2010, the Company entered into a series of agreements to acquire all the mineral, oil and gas rights of a mineral property located in Judith Basin County, Montana for a total consideration of $2,670,500.

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and JBM Energy Company, LLC (“JBM”) entered into an Assignment of Coal Agreement (“Assignment”) to transfer and assign all the rights and obligations of Future Gas to the Company to purchase all coal mineral rights owned by JBM under a Coal Buy and Sell Agreement (“Agreement”) dated February 4, 2010. Pursuant to the Assignment and Agreement, the Company paid in cash $150,000 to JBM and signed a 5% promissory note with a face value of $1,750,000 (“Promissory Note 1”) to JBM. During the first 2 years, the note carries no interest. On July 9, 2010, an additional $200,000 was paid towards the promissory note. Within the next 12 months, the Company will have to make additional cash payments of $200,000 (which has been classified as current liabilities on the balance sheet as of September 30, 2010), towards the repayment of this promissory note. An additional amount of $100,000 is to be paid 90 days following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1,250,000 balance shall be made quarterly during the third and fourth years, starting July 9, 2012.  Starting July 9, 2014, the principal balance of $1,250,000 shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. The promissory note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of coal properties.   Accordingly, the Company imputed a discount of $613,812 at a market interest rate of 16% in accordance FASB ASC 835, ”Interest”.  Should the Company make all necessary payments as indicated, up until April 9, 2012 and completes the Reserve Study and Mining Plan as anticipated in the agreement, but defaults on the $1,250,000 balance, the coal property will be returned to JBM and the Company will receive a 40% equity interest in JBM and the $1,250,000 balance will be cancelled.  Otherwise, if the Company defaults on Promissory Note 1, JBM at its option may terminate the agreement and or initiate action for any other remedy under the law. At September 30, 2010, Promissory Note 1 is presented net of unamortized debt discount of $528,906. Under the Coal Buy Sell Agreement, JBM will be paid a royalty of $0.25 per ton on all coal when and as mined from the coal property.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Audited)

NOTE 3 – COAL AND OTHER MINERAL PROPERTIES (continued)

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and Russell B. Pace, Jr. (“Pace”) entered into an Assignment and Assumption of Mineral Agreement to transfer and assign all the rights and obligations of Future Gas to the Company to purchase all mineral rights (except coal), oil and gas rights owned by Pace under a Mineral Buy and Sell Agreement dated February 4, 2010. Pursuant to the Mineral Buy and Sell Agreement, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share), signed a 5% promissory note with a face value of $1,950,000 (“Promissory Note 2”). During the first 2 years, the note carries no interest.  Within the next 12 months, the Company will have to make cash payments of $400,000 (which has been classified as current liabilities on the balance sheet as of September 30, 2010), towards the repayment of this promissory note. Additional amounts of $100,000 and $200,000 are to be paid 90 days and 180 days, respectively, following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1,250,000 balance shall be made quarterly during the third and fourth years, starting July 9, 2012. Starting, July 9, 2014, the principal balance of $1,250,000 shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. The promissory note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of mineral, oil and gas properties.   Accordingly, the Company imputed a discount of $680,688 at a market interest rate of 16% in accordance FASB ASC 835, “Interest”.  If the Company defaults on Promissory Note 2, Pace at his option may terminate the agreement and or initiate action for any other remedy under the law. At September 30, 2010, Promissory Note 2 is presented net of unamortized debt discount of $576,823.  Under the Mineral Buy Sell Agreement, Pace is due a royalty equal to 20% of all royalties and other payments received by the Company as a result of any lease of the of the mineral property conveyed and 20% of all net cash proceeds and/or other consideration received by the Company from the sale or disposal of the mineral, oil and gas property.

Furthermore, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share) to Future Gas for the assignment of such agreements.

On April 9, 2010, the Company agreed to issue 300,000 common shares of common stock valued at $15,000 ($0.05 per share), to the parties involved in the Assignment of Coal Agreement and Assignment and Assumption of Mineral Agreement as introduction and assignment compensation. The shares were issued on August 27, 2010.

Pursuant to a Consulting Agreement dated as of February 4, 2010 between Pace and Future Gas assigned to the Company on March 31, 2010, Pace agreed to provide consulting services to Future Gas concerning the coal property conveyed to Future Gas by JBM in the Coal Buy and Sell Agreement, and other minerals conveyed to Future Gas by Pace in the Mineral Buy and Sell Agreement.  Future Gas agreed to pay Pace $5,000 on the first day of the month following the closing date of the Coal Buy and Sell Agreement and on the first day of each following month during for a period of one year subject to the option of Pace to extend this Consulting Agreement for two successive one year terms. Pace's rights to further compensation under this Consulting agreement will terminate upon termination of the Coal Buy and Sell Agreement by either party as authorized under said Coal Buy and Sell Agreement.  Pace agreed to make himself available to perform consulting services for Future Gas for 5 days during each paid month.  Future Gas had the option to require Pace to perform consulting services for an additional 5 days during each paid month for an additional $1,000 per each additional day.  If Future Gas required more than 10 days per paid month, Pace had the option to decline or if accepted, Future Gas agreed to pay Pace $500 per each additional day. The Consulting Agreement is for services received by the Company after the purchase of the mineral property and is accounted for as an expense in the statements of operations.

NOTE 4 - CAPITAL STOCK

On August 13, 2007, a former director purchased 44,200,000 shares of the common stock in the Company for $8,500, recognizing a loss of $35,700. During July and August 2008, the Company sold 43,180,000 shares for $3,810, recognizing a loss of $39,370.

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

On April 9, 2010, as a result of the execution of the Mineral Buy and Sell Agreement, the Company was obligated to issue 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share) to Russell B. Pace, Jr.,. The shares were issued on August 27, 2010.

On April 9, 2010, the Company agreed to issue 300,000 common shares valued at $15,000 ($0.05 per share) to the parties involved in the Assignment of Coal Agreement and Assignment and Assumption of Mineral Agreement as introduction and assignment compensation. The shares were issued on August 27, 2010.

On April 9, 2010, the Company agreed to issue 1,000,000 shares of common stock valued at $50,000 ($0.05 per share) to JBM Energy Company, LLC in lieu of a $50,000 cash payment due under a Coal Buy and Sell Agreement.  The shares were issued on August 27, 2010.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Audited)

NOTE 4 - CAPITAL STOCK – (continued)

Effective April 30, 2010, the President and Chairman of the Board entered into an agreement with the Company whereby 2,845,800,000 shares of the outstanding common stock of the Company were canceled and returned to the pool of the Company’s authorized and unissued shares of common stock. Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

Effective April 30, 2010, the Board of Directors authorized a 340 for 1 forward stock split on the issued shares of common stock.  The authorized number of shares of common stock was increased from 75,000,000 to 500,000,000 shares with a par value of $0.001.   All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

On June 30, 2010, the Company closed a private placement consisting of 800,000 shares of common stock at a purchase price of $0.50 per share, for gross proceeds of $400,000.

On September 10, 2010, the Company agreed to enter into a debt to equity conversion as a means of settling the outstanding loan and interest amount of $208,603 by issuing 417,205 shares. The fair value of the shares was $446,410, of which $237,807 was recognized as a loss on debt settlement in the statements of operations.

As of September 30, 2010, the Company recorded $160,000 for stock-based compensation payable related to 166,667 shares of common stock due to Mr. Alvaro Valencia, CEO and director of the Company, valued at the closing price of $0.96 per share of common stock as of September 30, 2010.

On October 5, 2010, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., in order for the Black Sands Holdings, Inc. to subscribe to and purchase 595,238 units in the Company valued at $0.84 per unit for an aggregate purchase price of $500,000.  Each unit comprises one share of common stock and one warrant of the Company.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $1.26 per share for a period of three years. The $500,000 proceeds from this Private Placement were received prior to September 30, 2010 and recorded as stock payable on the balance sheet. See Note 8.

The Company’s capitalization is 500,000,000 shares of common stock with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

NOTE 5 – FIXED ASSETS

The Company’s fixed assets consist of computer equipment which is valued at cost and depreciated using the straight-line method over four years as follows:

			30 Sept.	30 Sept.
		Accumulated	2010	2009
	Cost	Amortization	Net	Net

Computer equipment	$4,956	$476	$4,480	$-

Depreciation of $477 and $nil is included in general and administrative expenses in the statement of operations for the years ended September 30, 2010 and 2009, respectively.

NOTE 6 – LOANS

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

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Audited)

NOTE 7 – INCOME TAXES

As of September 30, 2010, the Company had net operating loss carry forwards of $226,869 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2010 and 2009:

Deferred tax assets:	2010	2009
Net operating loss carryforward	$226,869	$36,827

Total deferred tax assets	$79,404	$12,889
Less: Valuation allowance	(79,404)	(12,889)
Net deferred tax assets	$-	$-

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

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2010 and 2009:

	2010	2009
Federal statutory tax rate	(35.0)%	(35.0)%
Stock-based compensation	7.0%	-%
Interest accretion	9.0%	-%
Loss on extinguishment	10.0%	-%
Valuation allowance	9.0%	35%
	-%	-%

NOTE 8 - SUBSEQUENT EVENTS

On October 5, 2010, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., in order for the Black Sands Holdings, Inc. to subscribe to and purchase 595,238 units in the Company valued at $0.84 per unit for an aggregate purchase price of $500,000.  Each unit comprises one share of common stock and one warrant of the Company.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $1.26 per share for a period of three years.

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