Form 10-Q
period 2010-12-31
AMERICAN POWER CORP.
filed 2011-02-14
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number 000-53683

AMERICAN POWER CORP.

Nevada (State or other jurisdiction of incorporation or organization)	27-4429450 (I.R.S. employer identification number)

16 Market Square Center
1400 16th Street Suite 400
Denver, CO 80202
Tel: 720.932.8389
Fax: 720.222.5151
(Address of principal executive offices)

 Copies to:
JPF Securities Law, LLC
Box 523
East Granby, CT 06026
Phone: (646) 807-9094
Fax: (980) 422-0334
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
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of February 14, 2011: 91,075,238

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$167,337	$520,852
Prepaids and deposit	57,550	6,324
Advances to related party	5,727	18,416
TOTAL CURRENT ASSETS	230,614	545,592

OTHER ASSETS
Mineral property	2,670,500	2,670,500
Equipment - net	4,148	4,480
Website - net	31,735	28,297
TOTAL ASSETS	$2,936,997	$3,248,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,678	$18,728
Promissory notes, current portion	400,000	600,000
TOTAL CURRENT LIABILITIES	413,678	618,728

LONG TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $1,017,236	1,882,764	1,794,271
TOTAL LIABILITIES	2,296,442	2,412,999

STOCKHOLDERS’ EQUITY
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value
Issued and outstanding
91,075,238 shares of common stock (90,480,000 September 30, 2010)	91,075	90,480
Additional paid in capital	1,027,503	528,098
Stock payable	871,410	1,106,410
Accumulated deficit during exploration stage	(1,349,433)	(889,118)
TOTAL STOCKHOLDERS’ EQUITY	640,555	835,870
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,936,997	$3,248,869

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative results
			from inception
	Three Months Ended	Three Months Ended	(August 7, 2007) to
	December 31, 2010	December 31, 2009	December 31, 2010
REVENUES

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	41,940	954	139,292
Management fees	292,500	-	491,164
Professional fees	22,276	5,500	113,127
Gain on debt forgiveness	-	-	8,000
Exploration costs	15,107	-	15,107
Total expenses	(371,823)	(6,454)	(766,690)

OTHER INCOME (EXPENSE)
Interest expense	(88,492)	-	(285,866)
Loss on debt settlement	-	-	(237,807)
Total other expenses	(88,492)	-	(523,673)

NET LOSS	$(460,315)	$(6,454)	$(1,274,363)

BASIC LOSS PER COMMON SHARE
	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	91,042,888	87,380,000

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 7, 2007) to December 31, 2010
(Unaudited)
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Stock Payable	Deficit accumulated during the exploration stage	Total

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001per share on August 13, 2007	44,200,000	44,200	-	(8,500)	-	(35,700)	-
Net loss						(2,525)	(2,525)
Balance, September 30, 2007	44,200,000	44,200	-	(8,500)	-	(38,225)	(2,525)

Subscription Receivable	-	-	-	8,500	-	-	8,500
Common stock issued for cash at $0.03per share July and August 2008	43,180,000	43,180	-	-	-	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	87,380,000	87,380	-	-	-	(90,559)	(3,179)

Net loss					-	(21,338)	(21,338)
Balance, September 30, 2009	87,380,000	87,380	-	-	-	(111,897)	(24,517)

Forgiveness of debt by former director		-	16,198	-	-	-	16,198
Common Stock, issued for mineral property at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	-	-	-	115,000
Common stock issued for cash at $0.50per share June 25, 2010	800,000	800	399,200	-		-	400,000
Common stock to be issued on debt totalling $208,603 (including interest of $8,603) conversion at $0.50 per share September 10, 2010	-	-	-	-	446,410	-	446,410
Common stock to be issued for services at $0.96 per share at September 30, 2010	-	-	-	-	160,000	-	160,000
Private placement received in advance	-	-	-	-	500,000	-	500,000
Net loss						(777,221)	(777,221)
Balance, September 30, 2010	90,480,000	90,480	528,098	-	1,106,410	(889,118)	835,870

Common stock issued for 595,238 units at $0.84 per unit on October 5, 2010	595,238	595	499,405	-	(500,000)	-	-
Common stock to be issued for services at December 31, 2010	-	-	-	-	265,000	-	265,000
Net loss	-	-	-	-	-	(460,315)	(460,315)
Balance, December 31, 2010	91,075,238	$91,075	$1,027,503	$-	$871,410	$(1,349,433)	$640,555

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Cumulative results from inception (August 7, 2007) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(460,315)	$(6,454)	$(1,274,363)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	2,784	-	6,155
Stock-based compensation	265,000	-	425,000
Accretion of debt discount	88,493	-	285,866
Gain on extinguishment of debt	-	-	(8,000)
Loss on extinguishment of debt	-	-	237,807
(Increase) in prepaid expenses	(51,226)	-	(57,551)
Decrease (increase) in advances to related party	12,689	4,790	(5,727)
Increase in accounts payable and accrued liabilities	(5,050)	1,666	21,680
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(147,625)	2	(369,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	(5,890)	-	(37,081)
Equipment	-	-	(4,957)
Mineral property	-	-	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(5,890)	-	(392,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	912,310
Loans from related party	-	-	16,198
Proceeds from notes payable	-	-	200,000
Payment on promissory note	(200,000)	-	(200,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(200,000)	-	928,508

NET INCREASE ( DECREASE) IN CASH	(353,515)	2	167,337

CASH, BEGINNING OF PERIOD	520,852	147	-

CASH, END OF PERIOD	$167,337	$149	$167,337

Supplemental cash flow information and noncash financing activities:
Common stock payable for property acquisition	$-	$-	$115,000
Promissory notes issued for property	$-	$-	$2,405,500
Forgiveness of debt by former director	$-	$-	$16,198
Common stock issued to satisfy common stock payable	$500,000	$-	$500,000
Conversion of debt totalling $208,603, (including interest of $8,603) for common stock	$-	$-	$446,410
The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 1 –FINANCIAL STATEMENTS

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2010 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the three months ended December 31, 2010, and from inception (August 7, 2010) to December 31, 2010, the Company had a net loss of $460,315 and $1,274,363, respectively.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(continued)

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOTE 5 - CAPITAL STOCK

On October 5, 2010, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., to subscribe to and purchase 595,238 units valued at $0.84 per unit for an aggregate purchase price of $500,000.  Each unit comprises one share of common stock and one warrant of the Company.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $1.26 per share for a period of three years.

During the quarter ended December 31, 2010, the Company recorded $265,000 for stock-based compensation payable related to 250,000 shares of common stock earned by Mr. Alvaro Valencia, CEO and Director of the Company.  On October 31, 2010, under the Independent Consultant Agreement between the Company and the CEO, 250,000 shares of common stock vested and were valued based on the closing price of our shares of common stock on October 31, 2010.  At September 30, 2010 and December 31, 2010, 166,667 shares of common stock were recorded in stock payable on the balance sheet and at an estimated value based on the closing price our shares of common stock at September 30, 2010 and December 31, 2010, respectively.

NOTE 6 - SUBSEQUENT EVENTS

On January 25, 2011, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., to subscribe to and purchase 449,438 units valued at $0.89 per unit for an aggregate purchase price of $400,000.  Each unit comprises one share of common stock and one warrant of the Company.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $1.34 per share for a period of three years.

On January 28, 2011, the Company entered into an agreement (the “Agreement”) with Gryphon Partners Canada, Inc (“Gryphon). Pursuant to the Agreement, Gryphon will provide financial and other investment banking advice to the Company in the context of evaluating and entering into a transaction in order to advance the Company’s PACE Coal Project in Montana, including by way of strategic partnership, joint venture, sale of all or part of the asset, strategic financing or other transaction (collectively, the “Transaction”). The Company has agreed to pay Gryphon a work fee of $15,000 per month provided that they are carrying out the responsibilities enumerated in the Agreement. Accordingly, the cumulative gross amount of the work fee paid to Gryphon in connection with the Transaction shall be credited back to the Company and deducted from the proceeds of the transaction fee payable to Gryphon at the time of closing of the Transaction.  Upon closing of the Transaction, a transaction fee equal to 1.50% of the transaction value shall be payable to Grypon, subject to a minimum Transaction Fee of $750,000. In the event that the Transaction is not completed and a break fee or termination fee (the “Break Fee”) is paid to the Company or a Company affiliate, the Company shall pay to Gryphon the lesser of an amount equal to 20% of such break fee or $750,000. Pursuant to the Agreement, the Company shall reimburse Gryphon for all reasonable out-of-pocket expenses not to exceed $50,000, including but not limited to travel and communication expenses, database service expenses, courier charges, the reasonable fees and disbursements of its counsel and any other advisors retained by Gryphon with the consent of the Company, such consent not to be unreasonably withheld. The Agreement shall terminate on the earlier of, the completion of the Transaction or six months from the signing of the Agreement, unless extended by mutual agreement of the parties in writing.

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

Market Overview for Plan of Operation

Coal production in the United States in 2009 reached a level of 1,074.9 million short tons (808.7 million short tons between January and September of 2010) according to data from the Energy Information Administration (EIA), a decrease of 8.3% from the 2008 level. The decline in coal production in 2009 was the largest percent decline since 1958 (when production declined by 16.7%) and the largest tonnage decline since 1949 (when production declined by 176.1 million short tons).

Coal consumption in the United States in 2009 reached a level of 997.5 million short tons (798.1 million short tons between January and September of 2010), a decrease of 11.0% from the 2008 level, with all of the coal-consuming sectors having lower consumption for the year. Although all sectors had declines, the electric power sector (electric utilities and independent power producers), which consumes about 94% of all coal in the US, is the overriding force for determining total domestic coal consumption. In 2009, the recession’s downward pressure on electricity production resulted in a 10.3% decrease in coal consumption for the sector to end 2009 at 933.6 million short tons (744.0 million short tons between January and September of 2010). Coal consumption in the non-electric power sector (comprised of other industrial, coking coal, and the commercial and institutional sectors) declined for the fifth year in a row in 2009. Coal consumption at coke plants decreased by 30.6% to end 2009 at 15.3 million short tons (15.7 million short tons between January and September of 2010). The decline in US coke production in 2009 was a result of the economic downturn in the year when several steel plants idled production for extended periods of time in response to the world-wide drop in demand for their products.

Total coal stocks increased in 2009 by 19.3% to end the year at a record level of 244.8 million short tons as some consumers, producers and distributors added to their stockpiles.

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

Results of Operations for the Three Months ended December 31, 2010 and 2009

Revenues

The Company has yet to generate any revenues.

Expenses

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

We had a net loss of $460,315 for the quarter ended December 31, 2010, which was $453,861 greater than the net loss of $6,454 for the quarter ended December 31, 2009. This change in our results over the two periods is primarily the result of an increase in office and general expenses, an increase in professional and management fees and exploration costs to implement our business plan.  Interest expense of $88,492 for the quarter ended December 31, 2010 ($0, 2009), is accretion of debt discount recorded on the promissory notes. For the quarter ended December 31, 2009, the promissory notes were not outstanding and, as such, no interest expense was recorded.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2010, reflects current assets of $230,614. As we had cash in the amount of $167,337 and a working capital deficit in the amount of $183,064 as of December 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital
	At December 31, 2010	At September 30, 2010

Current assets	$230,614	$545,592
Current liabilities	413,678	618,728
Working capital	$(183,064)	$(73,136)

Operating Activities

Net cash flows used in operating activities were $147,625 and $2 for the three months ended December 31, 2010 and 2009, respectively. Negative cash flows are primarily attributable to a net loss of $460,315 and $6,454 for the three months ended December 31, 2010 and 2009, respectively.

Investing Activities

Net cash flows used in investing activities were $5,890 and $0 for the three months ended December 31, 2010 and 2009, respectively. Negative cash flows for the three months ended December 31, 2010 was due to the website expenditures of $5,890 and the $200,000 mineral property.

Financing Activities

Net cash flows used in financing activities were $0 and $0 for the three months ended December 31, 2010 and 2009, respectively.

	Three-months Ended
	December 31,
	2010	2009

Net Cash Used in Operating Activities	$(147,625)	$2
Net Cash Used in Investing Activities	(5,890)	-
Net Cash Provided by Financing Activities	(200,000)	-
Net Increase (Decrease) in Cash	$(353,515)	$2

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

As of December 31, 2010, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2010, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2010, and, based on their evaluation, as of the end of such period, our disclosure controls and procedures were not effective as of the end of the period covered by the Quarterly Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended September 30, 2010.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Period

On October 5, 2010, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., to subscribe to and purchase 595,238 units valued at $0.84 per unit for an aggregate purchase price of $500,000.  Each unit comprises one share of common stock and one warrant of the Company.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $1.26 per share for a period of three years. All of the securities issued to the Investor are being issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), including Section 4(2) and Regulation S of the Securities and Exchange Commission (“SEC”) and from various similar state exemptions.

Interim Period

On January 25, 2011, the Company entered into a Private Placement Subscription For Non U.S. Subscribers with Black Sands Holdings, Inc., to purchase units (each a “Unit”) valued at $.89 per Unit for an aggregate purchase price of four hundred thousand ($400,000) dollars.  Each Unit shall consist of one (1) share of common stock of the Company and one warrant (“Warrant”).  Each Warrant shall entitle the holder to purchase one additional share of Common Stock of the Company, at a strike price equal to 150% of the price of the Unit, for a period of three (3) years. All of the securities issued to the Investor are being issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), including Section 4(2) and Regulation S of the Securities and Exchange Commission (“SEC”) and from various similar state exemptions.

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

* Filed herewith

Reports on Form 8-K filed

On February 1, 2011, we filed a Current Report on Form 8-K announcing a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc.  An executed copy of the Private Placement Subscription Agreement with Black Sands Holdings, Inc. is attached on the Form 8-K as Exhibit 10.1.

On February 1, 2011, we filed a Current Report on Form 8-K announcing an Engagement Agreement with Gryphon Partners Canada, Inc (“Gryphon). An executed copy of the Gryphon Engagement Agreement is attached on the Form 8-K as Exhibit 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POWER CORPORATION (Registrant)

Date: February 14, 2011	By:	/s/ Alvaro Valencia
Alvaro Valencia Chief Executive Officer, President and Director

Date: February 14, 2011	By:	/s/ Johannes Petersen
Johannes Petersen Chief Financial Officer, Secretary, and Director