Form 10-Q/A
period 2010-12-31
AMERICAN POWER CORP.
filed 2011-02-28
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
AMENDMENT NO. 1

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

AMERICAN POWER CORPORATION (Registrant)

Date: February 28, 2011	By:	/s/ Alvaro Valencia
Alvaro Valencia Chief Executive Officer, President and Director

Date: February 28, 2011	By:	/s/ Johannes Petersen
Johannes Petersen Chief Financial Officer, Secretary, and Director