Form 10-Q
period 2011-03-31
AMERICAN POWER CORP.
filed 2011-05-16
CIK 1436174

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number 000-53683

Nevada (State or other jurisdiction of incorporation or organization)	27-4429450 (I.R.S. employer identification number)

16 Market Square Center

1400 16th Street Suite 400

Denver, CO 80202

Tel: 720.932.8389

Fax: 720.932.8189

(Address of principal executive offices and zip code)

 Copies to:

Davis Graham & Stubbs LLP

1550 Seventeenth Street, Suite 500

Denver, CO 80202

Phone: (303) 892-7344

Fax: (303) 893-1379

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

Yes [ ]                              No [X]

Number of shares of common stock outstanding as of May 13, 2011: 92,952,085

(1)

ITEM 1. FINANCIAL STATEMENTS

(3)

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS
ASSETS
CURRENT ASSETS
	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
Cash	$729,645	$520,852
Prepaids and deposit	54,953	6,324
Advances to related party	-	18,416
TOTAL CURRENT ASSETS	784,598	545,592

OTHER ASSETS
Mineral property	2,670,500	2,670,500
Equipment - net	3,838	4,480
Website - net	31,165	28,297
TOTAL ASSETS	$3,490,101	$3,248,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$43,802	$18,728
Promissory notes, current portion	200,000	600,000
TOTAL CURRENT LIABILITIES	243,802	618,728

LONG TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $935,067 ($1,105,729 September 30, 2010)	1,964,933	1,794,271
TOTAL LIABILITIES	2,208,735	2,412,999

STOCKHOLDERS’ EQUITY
Capital stock
Authorized 500,000,000 shares of common stock, $0.001 par value. Issued and outstanding 92,034,880 shares of common stock (90,480,000 September 30, 2010)	92,034	90,480
Additional paid in capital	1,926,544	528,098
Stock payable	1,164,743	1,106,410
Accumulated deficit during exploration stage	(1,901,955)	(889,118)
TOTAL STOCKHOLDERS’ EQUITY	1,281,366	835,870
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,490,101	$3,248,869

The accompanying notes are an integral part of these financial statements.

(4)

AMERICAN POWER CORP. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Cumulative results from inception (August 7, 2007) to March 31, 2011
	2011	2010	2011	2010

REVENUES

Revenues	$—	—	$—	—	$—
Total revenues	—	—	—	—	—

EXPENSES

Office and general	87,703	5,649	129,643	6,603	226,995
Management fees	320,833	—	613,333	—	811,997
Professional fees	31,168	8,488	53,444	13,988	144,295
Gain on debt forgiveness	—	—	—	—	(8,000)
Exploration costs	30,649		45,756	—	45,756
Total expenses	(470,353)	(14,137)	(842,176)	(20,591)	(1,221,043)

OTHER INCOME (EXPENSE)
Interest expense	(82,169)	—	(170,661)	—	(368,035)
Loss on debt settlement	—	—	—	—	(237,807)
Total other expenses	(82,169)	—	(170,661)	—	(605,842)

NET LOSS	$(552,522)	$(14,137)	$(1,012,837)	$(20,591)	$(1,826,885)

BASIC LOSS PER COMMON SHARE
	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	91,603,914	8,627,000	91,320,318	8,627,000

The accompanying notes are an integral part of these financial statements.

(5)

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 7, 2007) to March 31, 2011
(Unaudited)
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Stock Payable	Deficit accumulated during the exploration stage	Total

Balance, August 7, 2007 (Inception)	—	$—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.001 per share on August 13, 2007	44,200,000	44,200	—	(8,500)	—	(35,700)	—
Net loss						(2,525)	(2,525)
Balance, September 30, 2007	44,200,000	44,200	—	(8,500)	—	(38,225)	(2,525)

Subscription Receivable	—	—	—	8,500	—	—	8,500
Common stock issued for cash at $0.03 per share July and August 2008	43,180,000	43,180	—	—	—	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	87,380,000	87,380	—	—	—	(90,559)	(3,179)

Net loss					—	(21,338)	(21,338)
Balance, September 30, 2009	87,380,000	87,380	—	—	—	(111,897)	(24,517)

Forgiveness of debt by former director		—	16,198	—	—	—	16,198
Common Stock, issued for mineral property at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	—	—	—	115,000
Common stock issued for cash at $0.50 per share June 25, 2010	800,000	800	399,200	—		—	400,000
Common stock to be issued on debt totalling $208,603 (including interest of $8,603) conversion at $0.50 per share September 10, 2010	—	—	—	—	446,410	—	446,410
Common stock to be issued for services at $0.96 per share at September 30, 2010	—	—	—	—	160,000	—	160,000
Private placement received in advance	—	—	—	—	500,000	—	500,000
Net loss						(777,221)	(777,221)
Balance, September 30, 2010	90,480,000	90,480	528,098	—	1,106,410	(889,118)	835,870

Common stock issued for 595,238 units at $0.84 per unit on October 5, 2010	595,238	595	499,405	—	(500,000)	—	—
Common stock issued for 449,438 units at $0.89 per unit on January 25, 2011	449,438	449	399,551	—	—	—	400,000
Common stock issued for 510,204 units at $0.98 per unit on February 23, 2011	510,204	510	499,490	—	—	—	500,000
Common stock to be issued for services at March 31, 2011	—	—	—	—	558,333	—	558,333
Net loss	—	—	—	—	—	(1,012,837)	(1,012,837)
Balance, March 31, 2011	92,034,880	$92,034	$1,926,544	$—	$1,164,743	$(1,901,955)	$1,281,366

The accompanying notes are an integral part of these financial statements

(6)

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010	Cumulative results from inception (August 7, 2007) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,012,837)	$(20,591)	$(1,826,885)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	5,528	—	8,899
Stock-based compensation	558,333	—	718,333
Accretion of debt discount	170,662	—	368,036
Gain on extinguishment of debt	—	—	(8,000)
Loss on extinguishment of debt	—	—	237,807
(Increase) in prepaid expenses	(48,629)	(761)	(54,953)
Decrease in advances to/from related party	18,416	—	—
Increase in accounts payable and accrued liabilities	25,074	6,268	51,802
NET CASH USED IN OPERATING ACTIVITIES	(283,453)	(15,084)	(504,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	(7,754)	(8,012)	(38,945)
Equipment	—	(1,363)	(4,957)
Mineral property	—	—	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(7,754)	(9,375)	(393,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	900,000	—	1,812,310
Loans from related party	—	27,116	16,198
Proceeds from notes payable	—	—	200,000
Payment on promissory note	(400,000)	—	(400,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	27,116	1,628,508

NET INCREASE IN CASH	208,793	2,657	729,645

CASH, BEGINNING OF PERIOD	520,852	147	—

CASH, END OF PERIOD	$729,645	$2,804	$729,645

Supplemental cash flow information and noncash financing activities:
Common stock payable for property acquisition	$—	$—	$115,000
Promissory notes issued for property	$—	$—	$2,405,500
Forgiveness of debt by former director	$—	$16,198	$16,198
Common stock issued to satisfy common stock payable	$500,000	$—	$500,000
Conversion of debt totalling $208,603, (including interest of $8,603) for common stock	$—	$—	$446,410

The accompanying notes are an integral part of these financial statements

(7)

AMERICAN POWER CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE 1 –FINANCIAL STATEMENTS

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2011 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the six months ended March 31, 2011, and from inception (August 7, 2007) to March 31, 2011, the Company had a net loss of $1,012,837 and $1,826,885, respectively.

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

(8)

AMERICAN POWER CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Fair Value of Financial Instruments

The carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair values.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2011, or which are expected to impact future periods, which were not already adopted and disclosed in prior periods.

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

During the quarter ended March 31, 2011, the Company recorded $293,333 for stock-based compensation payable related to 250,000 shares of common stock earned by Mr. Alvaro Valencia, CEO and Director of the Company. On January 31, 2011, under the Independent Consultant Agreement between the Company and the CEO, 250,000 shares of common stock vested and were valued based on the closing price of our shares of common stock on January 31, 2011. At September 30, 2010, December 31, 2010 and March 31, 2011, 166,667 shares of common stock were recorded in stock payable on the balance sheet and at an estimated value based on the closing price our shares of common stock at September 30, 2010, December 31, 2010 and March 31, 2011, respectively.

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

On February 23, 2011, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., to subscribe to and purchase 510,204 units valued at $0.98 per unit for an aggregate purchase price of $500,000.  Each unit comprises one share of common stock and one warrant of the Company.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $1.47 per share for a period of three years.

NOTE 6 – SUBSEQUENT EVENTS

On April 5, 2011, the Company issued 417,205 shares to settle the debt to equity conversion agreement entered into during the prior year, as a means of settling an outstanding loan and interest amount of $208,603. The fair value of the shares was $446,410, of which $237,807 was recognized as a loss on debt settlement in the statement of operations in the prior year.

Additionally on April 5, 2011, the Company issued a total of 500,000 shares to Mr. Alvaro Valencia, CEO and Director of the Company, as per his Independent Consultant Agreement. These shares were previously recorded as a stock payable.

(9)

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

Overview

American Power Corp (which we refer to herein as the “Company”, “us” or “we”) was incorporated in the State of Nevada as a for-profit company on August 7, 2007. We are an exploration stage company whose intended business purpose is coal, oil and natural gas exploration, development and production. At the time of our incorporation, we were incorporated under the name “Teen Glow Makeup, Inc.” and our original business plan was to create a line of affordable teen makeup for girls. On November 20, 2009, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with two stock purchases agreements by and between Mr. Petersen and Ms. Pamela Hutchinson, and Ms. Andrea Mizushima, respectively. On March 31, 2010, we changed our intended business purpose to that of coal, oil and natural gas exploration, development and production.

Our current primary business focus is to acquire, explore and develop coal, oil and gas exploration properties in the United States of North America, with a particular focus on the Rocky Mountain region. On March 30, 2010, our Board of Directors approved the proposal to change the Company’s name and to effect a 340 for 1 forward stock split. The Certificate of Change for the forward stock split was filed with and approved by the Nevada Secretary of State on April 28, 2010. Also on April 28, 2010, Articles of Amendment were filed and approved with the Nevada Secretary of State to change the name of the Corporation to American Power Corp. The Articles of Amendment also changed the authorized amount of capital stock to Five Hundred Million (500,000,000) shares of Common Stock, par value $0.001.

(10)

Business Description and Plan of Operation

Our plan of operation is to acquire and explore mineral properties and prospects in order to ascertain whether they possess economic quantities of coal and/or hydrocarbons in accordance with available funds. There can be no assurance that an economic coal and/or hydrocarbon reserve exists on any of the exploration prospects we acquire until appropriate exploration work is completed.

Coal, oil and gas exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have yet to acquire exploration properties, upon which we will commence the initial phase of exploration.  We have acquired an assignment of certain contractual rights in coal and minerals located in Judith Basin County, Montana, collectively described as the “Pace Coal Project”, however these rights are speculative in nature and additional exploration work is required to determine their value. In that regard, an exploration drilling program consisting of three phases has been planned for the Pace Coal Project this year. Once we have completed each phase of the exploration drilling program, we will make a decision as to whether or not we proceed with the development of the Pace Coal Project based upon the analysis of the results of that program. Even if we complete our proposed exploration program on the Pace Coal Project or on other properties that we acquire in the future, and we are successful in identifying the presence of coal and/or hydrocarbons, we will have to spend substantial funds on further drilling, engineering studies, environmental and mine feasibility studies before we will know if we have a commercially viable coal, oil and gas deposit or reserve.

Market Overview for Plan of Operation

Coal production in the United States in 2010 reached a level of 1,085.3 million short tons (1,074.9 million short tons in 2009) according to data from the Energy Information Administration (EIA), an increase of 0.9% from the 2009 level. In spite of this increase, coal production in 2010 is still 7.4% lower than the level reached in 2008 (1,171.8 million short tons).

Coal consumption in the United States in 2010 reached a level of 1,048.3 million short tons (997.5 million short tons in 2009), an increase of 5.1% from the 2009 level, with all of the coal-consuming sectors experiencing higher consumption for the year, with the only exception of the commercial and institutional sector. Although all sectors had increases, the electric power sector (electric utilities and independent power producers), which consumed about 93% of all coal in the US in 2010, has been and continues to be the overriding force for determining total domestic coal consumption. In 2010, coal consumption for the electric power sector reached 975.6 million short tons, an increase of 4.5% from the 2009 level (933.6 million short tons). Coal consumption in the non-electric power sector (comprised of other industrial, coking coal, and the commercial and institutional sectors) increased 13.1% in 2010, after experiencing declines for five consecutive years. Coal consumption at coke plants increased by 37.6% to end 2010 at 21.1 million short tons (15.3 million short tons in 2009).

Total coal stockpiles have begun to return to pre-recession levels, decreasing in 2010 by 8.4% to end the year at 224.3 million short tons, after posting a record level of 244.8 million short tons in 2009.

Domestic coal prices continued to increase, rising for the seventh consecutive year.. According to data for 2010, the average price of coal delivered to the electric power sector increased by 4.2% to $2.22 per million Btu over the 2009 level. The average delivered price of coal to the other industrial sector decreased by 1.0% to an average price of $64.24 per short ton in 2010 while the delivered price of coal to US coke plants increased by 7.4% to reach an average price of $153.59 per short ton. The average delivered price of coal to the commercial and institutional sector decreased in 2010 by 9.1% to $88.42 per short ton.

Western Region (includes Montana)

The Western Region is the largest coal-producing region in the US, concentrating 54.6% of total US coal production in 2010. Coal production in this region increased by 1.1% in 2010 to a total of 591.6 million short tons.

In 2010, Montana, the second largest coal-producing State in the Western Region, produced a total of 44.7 million short tons, an increase of 13.3% over the 2009 level.

Results of Operations for the Six and Three Months ended March 31, 2011 and 2010

Revenues

The Company has yet to generate any revenues.

(11)

Expenses

Six months ended March 31, 2011 compared to the Six months ended March 31, 2010

We had a net loss of $1,012,837 for the six months ended March 31, 2011, which was $992,246 greater than the net loss of $20,591 for the six months ended March 31, 2010. This increase in net loss in the current period is primarily the result of an increase in share-based compensation to our CEO, office and general expenses, an increase in professional and management fees and mineral property exploration costs. Interest expense of $170,661 for the six months ended March 31, 2011, as compared to nil for the 2010 period, is accretion related to debt discount recorded on the promissory notes. For the six months ended March 31, 2010, the promissory notes were not outstanding and, as such, no interest expense was recorded.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

We had a net loss of $470,353 for the three months ended March 31, 2011, which was $456,216 greater than the net loss of $14,137 for the three months ended March 31, 2010. This increase in net loss in the current period is primarily the result of an increase in share-based compensation to our CEO, office and general expenses, an increase in professional and management fees and mineral property exploration costs. Interest expense of $82,169 for the three months ended March 31, 2011, as compared to nil for the 2010 period, is accretion related to debt discount recorded on the promissory notes. For the three months ended March 31, 2010, the promissory notes were not outstanding and, as such, no interest expense was recorded.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2011, reflects current assets of $784,598 which includes cash of $729,645. Our working capital at March 31, 2011 is $540,796.

Working Capital (Deficit)

	At March 31, 2010	At September 30, 2010

Current assets	$784,598	$545,592
Current liabilities	243,802	618,728
Working capital (deficit)	$540,796	$(73,136)

Operating Activities

Net cash flows used in operating activities were $283,453 and $15,084 for the six months ended March 31, 2011 and 2010, respectively. Negative cash flows are primarily attributable to a net loss of $1,012,837 and $20,591 for the six months ended March 31, 2011 and 2010, respectively.

Investing Activities

Net cash flows used in investing activities were $7,754 and $9,375 for the six months ended March 31, 2011 and 2010, respectively. Negative cash flows for the six months ended March 31, 2011 was due to the website expenditures of $7,754.

Financing Activities

Net cash flows provided by financing activities were $500,000 and $27,116 for the six months ended March 31, 2011 and 2010, respectively. During the six months ended March 31, 2011 we issued units of comprising shares of our common stock and warrants for total proceeds of $900,000 and made payments of $400,000 on promissory notes.

	Six-months Ended
	March 31,
	2011	2010

Net Cash Used in Operating Activities	$(283,453)	$(15,084)
Net Cash Used in Investing Activities	(7,754)	(9,375)
Net Cash Provided by Financing Activities	500,000	27,116
Net Increase (Decrease) in Cash	$208,793	$2,657

Off-Balance Sheet Arrangements

As of 31 March, 2011, we had no existing off-balance sheet arrangements, as defined under SEC rules.

(12)

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

As of March 31, 2011, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2011, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

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

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      (Removed and Reserved)

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

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POWER CORPORATION (Registrant)

Date: May 13, 2011	By:	/s/ Alvaro Valencia
Alvaro Valencia Chief Executive Officer, President and Director

Date: May 13, 2011	By:	/s/ Johannes Petersen
Johannes Petersen Chief Financial Officer, Secretary, and Director