Form 10-Q
period 2011-06-30
AMERICAN POWER CORP.
filed 2011-08-15
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of August 15, 2011: 95,679,358

ITEM 1. FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$323,335	$520,852
Prepaids and deposit	55,415	6,324
Advances to related party	-	18,416
TOTAL CURRENT ASSETS	378,750	545,592

OTHER ASSETS
Mineral property	2,670,500	2,670,500
Equipment - net	3,528	4,480
Website - net	28,731	28,297
TOTAL ASSETS	$3,081,509	$3,248,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44,289	$18,728
Promissory notes, current portion	400,000	600,000
TOTAL CURRENT LIABILITIES	444,289	618,728

LONG TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $856,252 ($1,105,729 September 30, 2010)	1,643,746	1,794,271
TOTAL LIABILITIES	2,088,035	2,412,999

STOCKHOLDERS’ EQUITY
Capital stock
Authorized 500,000,000 shares of common stock, $0.001 par value. Issued and outstanding 92,952,085 shares of common stock (90,480,000 September 30, 2010)	92,951	90,480
Additional paid in capital	2,957,037	528,098
Stock payable	219,166	1,106,410
Accumulated deficit during exploration stage	(2,275,680)	(889,118)
TOTAL STOCKHOLDERS’ EQUITY	993,474	835,870
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,081,509	$3,248,869

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,		Cumulative results (August 7, 2007) from inception June 30, 2011
	2011	2010	2011	2010
REVENUES

Revenues	$-	-	$-	-	$-
Total revenues	-	-	-	-	-

EXPENSES

Office and general	86,215	12,359	215,858	18,962	313,210
Management fees	113,334	15,000	726,667	15,000	925,331
Professional fees	35,191	23,354	88,635	37,341	179,486
Gain on debt forgiveness	-	-	-	-	(8,000)
Exploration costs	60,112		105,868	-	105,868
Total expenses	(294,852)	(50,713)	(1,137,028)	(71,303)	(1,515,895)

OTHER INCOME (EXPENSE)
Interest expense	(78,873)	(16,605)	(249,534)	(16,605)	(446,908)
Loss on debt settlement	-	-	-	-	(237,807)
Total other expenses	(78,873)	(16,605)	(249,534)	(16,605)	(684,715)

NET LOSS	$(373,725)	$(67,318)	$(1,386,562)	$(87,908)	$(2,200,610)

BASIC LOSS PER COMMON SHARE
	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	92,901,689	89,496,483	91,847,442	88,085,494

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 7, 2007) to June 30, 2011
(Unaudited)
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Stock Payable	Deficit accumulated during the exploration stage	Total

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001per share on August 13, 2007	44,200,000	44,200	-	(8,500)	-	(35,700)	-
Net loss						(2,525)	(2,525)
Balance, September 30, 2007	44,200,000	44,200	-	(8,500)	-	(38,225)	(2,525)

Subscription Receivable	-	-	-	8,500	-	-	8,500
Common stock issued for cash at $0.03per share July and August 2008	43,180,000	43,180	-	-	-	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	87,380,000	87,380	-	-	-	(90,559)	(3,179)

Net loss					-	(21,338)	(21,338)
Balance, September 30, 2009	87,380,000	87,380	-	-	-	(111,897)	(24,517)

Forgiveness of debt by former director		-	16,198	-	-	-	16,198
Common Stock, issued for mineral property at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	-	-	-	115,000
Common stock issued for cash at $0.50per share June 25, 2010	800,000	800	399,200	-		-	400,000
Common stock to be issued on debt totalling $208,603 (including interest of $8,603) conversion at $0.50 per share September 10, 2010	-	-	-	-	446,410	-	446,410
Common stock to be issued for services at $0.96 per share at September 30, 2010	-	-	-	-	160,000	-	160,000
Private placement received in advance	-	-	-	-	500,000	-	500,000
Net loss						(777,221)	(777,221)
Balance, September 30, 2010	90,480,000	90,480	528,098	-	1,106,410	(889,118)	835,870

Common stock issued for 595,238 units at $0.84 per unit on October 5, 2010	595,238	595	499,405	-	(500,000)	-	-
Common stock issued for 449,438 units at $0.89 per unit on January 25, 2011	449,438	449	399,551	-	-	-	400,000
Common stock issued for 510,204 units at $0.98 per unit on February 23, 2011	510,204	510	499,490	-	-	-	500,000
Common stock issued for stock payable on April 5, 2011	417,205	417	445,993	-	(446,410)	-	-
Common stock issued for services on April 5, 2011 , 250,000 shares vested on October 31, 2010 and 250,000 shares vested on January 31, 2011	500,000	500	584,500	-	(160,000)	-	425,000
Common stock to be issued for services at June 30, 2011	-	-	-	-	219,166	-	219,166
Net loss	-	-	-	-	-	(1,386,562)	(1,386,562)
Balance, June 30, 2011	92,952,085	$92,951	$2,957,037	$-	$219,166	$(2,275,680)	$993,474

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010	Cumulative results from inception (August 7, 2007) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,386,562)	$(87,908)	$(2,200,610)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	8,272	1,480	11,643
Stock-based compensation	644,166	-	804,167
Accretion of debt discount	249,475	12,002	446,849
Gain on extinguishment of debt	-	-	(8,000)
Loss on extinguishment of debt	-	-	237,807
(Increase) in prepaid expenses	(49,091)	(13,256)	(55,415)
Decrease in advances to related party	18,416	-	-
Decrease in accounts payable and accrued liabilities	25,561	9,120	52,288
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(489,763)	(78,562)	(711,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	(7,754)	(21,511)	(38,945)
Equipment	-	(3,911)	(4,957)
Mineral property	-	(350,000)	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(7,754)	(375,422)	(393,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	900,000	400,000	1,812,310
Loans from related party	-	28,442	16,198
Proceeds from notes payable	-	200,000	200,000
Payment on promissory note	(600,000)	-	(600,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	300,000	628,442	1,428,508

NET INCREASE ( DECREASE) IN CASH	(197,517)	174,458	323,355

CASH, BEGINNING OF PERIOD	520,852	147	-

CASH, END OF PERIOD	$323,335	$174,605	$323,335

Supplemental cash flow information and noncash financing activities:
Cancellation of shares	$-	$2,845,800	$2,845,800
Common stock payable for property acquisition	$-	$115,000	$115,000
Promissory notes issued for property	$-	$1,000,000	$2,405,500
Forgiveness of debt by former director	$-	$16,198	$16,198
Common stock issued to satisfy common stock payable	$1,106,410	$-	$1,106,410
Conversion of debt totalling $208,603, (including interest of $8,603) for common stock	$-	$-	$446,410
The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2011 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the nine months ended June 30, 2011, and from inception (August 7, 2007) to June 30, 2011, the Company had a net loss of $1,386,562 and $2,200,610, respectively.

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
June 30, 2011
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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2011, or which are expected to impact future periods, which were not already adopted and disclosed in prior periods.

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

During the quarter ended December 31, 2010, the Company recorded $265,000 for stock-based compensation payable related to 250,000 shares of common stock earned by Mr. Alvaro Valencia, CEO and Director of the Company.  On October 31, 2010, under the Independent Consultant Agreement between the Company and the CEO, 250,000 shares of common stock vested and were valued based on the closing price of our shares of common stock on October 31, 2010.  At September 30, 2010 and March 31, 2011, 166,667 shares of common stock were recorded in stock payable on the balance sheet at an estimated value based on the closing price of our shares of common stock at September 30, 2010 and December 31, 2010, respectively.

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

During the quarter ended March 31, 2011, the Company recorded $293,333 for stock-based compensation payable related to 250,000 shares of common stock earned by Mr. Alvaro Valencia, CEO and Director of the Company.  On January 31, 2011, under the Independent Consultant Agreement between the Company and the CEO, 250,000 shares of common stock vested and were valued based on the closing price of our shares of common stock on January 31, 2011.  At September 30, 2010 and March 31, 2011, 166,667 shares of common stock were recorded in stock payable on the balance sheet at an estimated value based on the closing price of our shares of common stock at September 30, 2010 and March 31, 2011, respectively.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 5 - CAPITAL STOCK (continued)

On April 5, 2011, the Company issued 417,205 shares to settle the debt to equity conversion agreement entered into during the prior year, as a means of settling an outstanding loan and interest amount of $208,603. The fair value of the shares was $446,410, of which $237,807 was recognized as a loss on debt settlement in the statement of operations in the prior year.

On April 5, 2011, the Company issued a total of 500,000 shares to Mr. Alvaro Valencia, CEO and Director of the Company, as per his Independent Consulting Agreement. These shares were previously recorded as a stock payable.

During the quarter ended June 30, 2011, the Company recorded $85,834 for stock-based compensation payable related to 250,000 shares of common stock earned by Mr. Alvaro Valencia, CEO and Director of the Company.  On April 30, 2011, under the Independent Consultant Agreement between the Company and the CEO, 250,000 shares of common stock vested and were valued based on the closing price of our shares of common stock on April 30, 2011.  At September 30, 2010 and June 30, 2011, 166,667 shares of common stock were recorded in stock payable on the balance sheet at an estimated value based on the closing price of our shares of common stock at September 30, 2010 and June 30, 2011, respectively.

NOTE 6 – SUBSEQUENT EVENTS

On July 27, 2011, the Company requested an advance of $600,000 in accordance with the terms and conditions set forth in the Equity Issuance Agreement with Black Sands Holding Inc. dated September 10, 2010.  In accordance with the Equity Issuance Agreement, Black Sands Holdings, Inc. will subscribe to and purchase 2,727,273 units valued at $0.22 per unit for an aggregate purchase price of $600,000. Each unit comprises one share of common stock and one warrant of the Company. Each warrant will entitle the holder to purchase one additional share of common stock of the Company at an exercise price of $0.33 per share for a period of three years.

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

Domestic coal prices continued to increase, rising for the seventh consecutive year. According to data for 2010, the average price of coal delivered to the electric power sector increased by 4.2% to $2.22 per million Btu over the 2009 level. The average delivered price of coal to the other industrial sector decreased by 1.0% to an average price of $64.24 per short ton in 2010 while  the delivered price of coal to US coke plants increased by 7.4% to reach an average price of $153.59 per short ton. The average delivered price of coal to the commercial and institutional sector decreased in 2010 by 9.1% to $88.42 per short ton.

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

Results of Operations for the Nine and Three Months ended June 30, 2011 and 2010

Revenues

The Company has yet to generate any revenues.

Expenses

Nine months ended June 30, 2011 compared to the Nine months ended June 30, 2010

We had a net loss of $1,386,562 for the nine months ended June 30, 2011, which was $1,298,654 greater than the net loss of $87,908 for the nine months ended June 30, 2010. This increase in net loss in the current period is primarily the result of an increase in share-based compensation to our CEO, office and general expenses, an increase in professional and management fees and mineral property exploration costs. Interest expense of $249,534 for the nine months ended June 30, 2011, as compared to $16,605 for the 2010 period, is accretion related to debt discount recorded on the promissory notes.

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

We had a net loss of $373,725 for the three months ended June 30, 2011, which was $306,407 greater than the net loss of $67,318 for the three months ended June 30, 2010. This increase in net loss in the current period is primarily the result of an increase in share-based compensation to our CEO, office and general expenses, an increase in professional and management fees and mineral property exploration costs.  Interest expense of $78,873 for the three months ended June 30, 2011, as compared to $16,605 for the 2010 period, is accretion related to debt discount recorded on the promissory notes.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011, reflects current assets of $378,750 which includes cash of $323,335. Our deficit in working capital at June 30, 2011 is $65,539.

Working Capital (Deficit)
	At June 30, 2010	At September 30, 2010

Current assets	$378,750	$545,592
Current liabilities	444,289	618,728
Working capital (deficit)	$(65,539)	$(73,136)

Operating Activities

Net cash flows used in operating activities were $489,763 and $78,562 for the nine months ended June 30, 2011 and 2010, respectively. Negative cash flows are primarily attributable to a net loss of $1,386,562 and $87,908 for the nine months ended June 30, 2011 and 2010, respectively.

Investing Activities

Net cash flows used in investing activities were $7,754 and $375,422 for the nine months ended June 30, 2011 and 2010, respectively. Negative cash flows for the nine months ended June 30, 2011 was due to the website expenditures of $7,754.

Financing Activities

Net cash flows provided by financing activities were $300,000 and $628,442 for the nine months ended June 30, 2011 and 2010, respectively. During the nine months ended June 30, 2011 we issued units of comprising shares of our common stock and warrants for total proceeds of $900,000 and made payments of $600,000 on promissory notes.

	Nine-months Ended
	June 30,
	2011	2011

Net Cash Used in Operating Activities	$(489,763)	$(78,562)
Net Cash Used in Investing Activities	(7,754)	(375,422)
Net Cash Provided by Financing Activities	300,000	628,442
Net Increase (Decrease) in Cash	$(197,517)	$174,458

Off-Balance Sheet Arrangements

As of 30 June, 2011, we had no existing off-balance sheet arrangements, as defined under SEC rules.

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

As of June 30, 2011, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2011, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

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

AMERICAN POWER CORPORATION (Registrant)

Date: August 15, 2011	By:	/s/ Alvaro Valencia
Alvaro Valencia Chief Executive Officer, President and Director

Date: August 15, 2011	By:	/s/ Johannes Petersen
Johannes Petersen Chief Financial Officer, Secretary, and Director