Form 10-K
period 2011-09-30
AMERICAN POWER CORP.
filed 2012-01-05
CIK 1436174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2011

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
[  ] Yes                      [X]  No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes   [  ]  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]
Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes        [X]  No

As of March 31, 2011, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $35,147,904. As of March 31, 2011, American Power’s stock was trading at $0.80 per share and the Company had 43,934,880 shares outstanding held by non-affiliates. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 96,429, 358 shares of the registrant’s common stock outstanding as of December 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN POWER CORPORATION

TABLE OF CONTENTS

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors affecting these risks and uncertainties include, but are not limited to:

●	estimated quantities and quality of coal, oil and natural gas reserves;

●	fluctuations in the price of coal, oil, and natural gas;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	potential default under our secured obligations or material debt agreements;

●	inability to hire or retain sufficient qualified personnel;

●	inability to attract and obtain additional development capital;

●	increases in interest rates or our cost of borrowing;

●	deterioration in general economic conditions;

●
the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

●	inability to achieve future sales levels or other operating results; and

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at American Power Corporation, 16 Market Square Center, 1400 16th Street Suite 400, Denver, CO 80202.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data is based on our good faith estimates.

USE OF TERMS

Except as otherwise indicated by the context, all references in this report to “we,” “us,” “our,” the “Company,” “AMPW,” and “American Power” refer to American Power Corporation, unless the context requires otherwise. We report our financial information on the basis of a September 30 fiscal year end.

PART I

ITEM 1.BUSINESS.

 Overview

The Company was incorporated in the State of Nevada as a for-profit company on August 7, 2007.  At the time of our incorporation, we were incorporated under the name “Teen Glow Makeup, Inc.” and our original business plan was to create a line of affordable teen makeup for girls. On November 20, 2009, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with two stock purchase agreements by and between Mr. Petersen and Ms. Pamela Hutchinson and Ms. Andrea Mizushima, respectively. On March 30, 2010, we changed our intended business purpose to that of coal, oil, and natural gas exploration, development and production.

Our current primary business focus is to acquire, explore and develop coal, oil and gas properties in the United States, with a particular focus on the Rocky Mountains region. On March 30, 2010, our Board of Directors approved the proposal to change the Company’s name and to effect a 340 for 1 forward stock split. The Certificate of Change for the forward stock split was filed and approved by the Nevada Secretary of State on April 28, 2010. Also on April 28, 2010, Articles of Amendment were filed and approved with the Nevada Secretary of State to change the name of the Corporation to American Power Corporation. The Articles of Amendment also changed the authorized amount of capital stock to Five Hundred Million (500,000,000) shares of Common Stock, par value $0.001.

 Business Description and Plan of Operation

We have acquired certain coal and minerals rights located in the Judith Basin County, Montana, collectively described as the “PACE Coal Project.”  These rights are speculative in nature and additional exploration work is required to determine their value.  Our plan of operation is to explore the PACE Coal Project and acquire and explore new properties which we believe are prospective for coal and/or hydrocarbons. To December 2011, the Company had completed a total of 14,076 feet of drilling for all three phases of its exploration drilling program at the PACE Coal Project. All drill locations corresponding to Phases I and II had been fully completed while one drill location corresponding to Phase III had been completed. Drilling operations were suspended in December 2011 due to weather considerations and are expected to resume in the spring of 2012. The Company is currently evaluating the preparation of a reserve study and mining plan for the PACE Coal property with the existing project data. Although we have obtained encouraging preliminary results from the first two phases of the exploration drilling program at the PACE Coal Project, there can be no assurance that an economic coal and/or hydrocarbon reserve exists on the PACE Coal Project or on any other the exploration prospects we could eventually acquire.

Even if we complete our proposed exploration programs and are successful in identifying the presence of coal and/or hydrocarbons, we will have to spend substantial funds on further drilling, engineering studies, environmental and mine feasibility studies before we will know if we have a commercially viable coal, oil, and gas deposit or reserve.

 Market Overview for Plan of Operation

Coal production in the United States in 2010 reached a level of 1,084.4 million short tons (537.3 million short tons between January and June of 2011) according to data from the Energy Information Administration (EIA), an increase of 0.9% from the 2009 level. Exclusive of refuse production, the Interior and Western Regions had increases in their production levels in 2010 of 7.4% and 1.1% respectively, while the Appalachian Region had a decrease of 2.1% compared to the 2009 level. Wyoming continued to be the largest coal producing State with 442.5 million short tons, 2.6% higher than the 2009 level. By rank, bituminous coal represented 46.9% of total coal production in 2010, followed closely by subbituminous with 46.2%, while lignite and anthracite coal represented 6.7% and 0.2%, respectively.

Coal consumption in the United States rebounded in 2010, reaching a level of 1,051.3 million short tons (497.5 million short tons between January and June of 2011), an increase of 5.1% from the 2009 level, with all coal-consuming sectors, except commercial and institutional users, having higher consumption for the year. The 2010 increase in consumption, over 2009, restored about 40% of the previous drop in consumption in 2009 from 2008 levels. The electric power sector (electric utilities and independent power producers), which consumes about 93% of all coal in the US, is the overriding force for determining total domestic coal consumption. In 2010, the turnaround in the economy led to a large increase in coal consumption for the sector. Coal consumption in the electric power sector increased 4.4% to end 2010 at 975.1 million short tons (458.8 million short tons between January and June of 2011), while coal-based electricity generation in kilowatt hours increased at a slightly higher rate of 5.2%. The higher rate of production growth occurred because power plants consumed more high-Btu bituminous coal purchased from the Interior production region and out of stocks in areas predominantly burning bituminous coal to generate electricity. Coal consumption in the non-electric power sector (comprised of other industrial, coking coal, and the commercial and institutional sectors) increased in 2010 as the economy rebounded. Coal consumption at coke plants increased by 37.6% to end 2010 at 21.1 million short tons (10.6 million short tons between January and June of 2011).

Total coal stocks fell to 233.6 million short tons at the end of 2010, compared to 244.8 million short tons at the end of 2009. Except for 2009 when stocks were slightly higher, the 2010 stocks surpassed stocks in all years dating back to 1980.

In 2010, most domestic coal prices continued to increase, rising for the seventh consecutive year.  The majority of coal sold in the electric power sector is through long-term contracts (covering a time period of one year or longer), in conjunction with spot purchases to supplement the demand. As contracts expire and are renegotiated the prevailing spot price influences the contract price. According to preliminary data for 2010, coal prices at electric utilities (a subset of the electric power sector) increased for a tenth consecutive year, to $45.09 per short ton, an increase of 1.4% over the 2009 price, as compared to the previous year when these prices increased by 8.3%. Coal prices at independent power producers for 2010 increased to $41.49 per short ton, an increase of 3.9%. The average delivered price of coal to the other industrial sector decreased by 1.0% to an average price of $64.24 per short ton in 2010. In 2010, the delivered price of coal to US coke plants increased by 7.4% to reach an average price of $153.59 per short ton. The average delivered price of coal to the commercial and institutional sector fell in 2010 by 9.1% to $88.42 per short ton.

According to data for 2010, domestic coal prices averaged $35.61 per short ton. By coal rank, the average price in 2010 for bituminous coal was $60.88 per short ton, $14.11 per short ton for subbituminous, $18.76 per short ton for lignite and $59.51 per short ton for anthracite.

 Western Region (includes Montana)

The Western Region is the largest coal-producing region in the US. In 2010 coal production increased by 1.1% to a total of 591.6 million short tons. Even with the increase in production, the production level was still below the 2008 level of 633.6 million short tons. Of all the coal-producing States in the Western Region, Alaska, with one mine, has the smallest level of production. However, in 2010, it had the largest percentage increase in production, increasing 0.3 million short tons, or 15.6% and ended the year with a total of 2.2 million short tons. Wyoming, the largest coal-producing State in the nation, a position it has held for two decades, continues to dominate the US coal production picture. In 2010, coal production rose in Wyoming after falling for the first time in 17 years in 2009. Total coal production in Wyoming in 2010 was 442.5 million short tons, equivalent to 74.8% of the Western Region production total or 40% of the total US coal production for 2010.

In 2010, Montana, the second largest coal-producing State in the Western Region, produced a total of 44.7 million short tons, an increase of 13.3% or 5.2 million short tons. A total of six mines in Montana produced 44.4 million short tons of subbituminous coal and 0.3 million short tons of lignite coal in 2010. Three mines had large increases in coal production in 2010, which were more than enough to offset the decrease of 1.5 million short tons at Decker Coal Company’s Decker mine. Spring Creek Coal’s Spring Creek mine had an increase of 1.7 million short tons, Western Energy’s Rosebud mine had an increase of 1.9 million short tons and Signal Peak Energy’s Bull Mountain No.1 mine had an increase of 3.6 million short tons.

 Government Approvals

The Company requires to obtain drilling permits from the Montana Department of Environmental Quality in order to carry out drilling operations on its PACE Coal Project. In 2011, the Company received drilling permits that allowed it to carry out exploration activities on the project. Further drilling, or modifications to our drilling plan will require modification of our drilling permits by the Montana Department of Environmental Quality. The Company would also require additional permits from the state and federal governments once it moves, if at all, to the development and mining phase of the project.

 Existing or Probable Governmental Regulations

The Company complies with all relevant government regulations at the federal, state and local level. The Company is familiar with the relevant government regulations, laws, and policies concerning the coal mining and energy industries.

 Number of Employees

The Company has no employees and three consultants (of which two, Mr. Johannes Petersen and Mr. Alvaro Valencia, are directors).

ITEM 1A.RISK FACTORS.

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position, or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industry, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

RISKS ASSOCIATED WITH OUR BUSINESS

We have no history of revenues from operations, we may never operate profitably and investors may lose all of their investment in our company.

We have no history of revenues from operations.  We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects.  Further, we do not have an established history of locating and developing mineral and oil and gas properties.  As a result, the revenue and income potential of our business is unproven and there can be no assurance that we will ever operate profitably.  The exploration and development of mineral properties requires substantial capital, often over a substantial period of time.  We anticipate that we will incur increased operating expenses without realizing any revenues over the next several years. We therefore expect to incur significant losses into the foreseeable future.  If we are unable to successfully develop the PACE Coal Property or other properties we acquire in the future, we will not be able to establish revenues, earn profits, or continue operations, and our stock may become worthless, causing our investors to lose all of their  investment  in our company.

We currently own rights with respect to a sole mineral property.

The PACE Coal Project is currently our sole project.  The agreements under which we acquired the PACE property require us to make future payments to the sellers of the property, which payment obligations are secured by the property, and complete a reserve study and mining plan by April 2012. If we are unable to make these payments or complete these other obligations, we may lose our interest in the property. The Company plans to evaluate all available exploration data to delineate the extent of the potential resources, estimate their recoverability, and determine requirements for additional exploration and analytical testing. The Company is currently evaluating the preparation of a reserve study and mining plan for the PACE Coal property with the existing project data.

We are subject to all of the risks inherent in the mining industry.

As an exploration stage company, our work is highly speculative and involves unique and greater risks than are generally associated with other businesses.  There can be no assurance that the PACE Coal Project or any the properties we acquire contain or will contain a commercially viable ore body or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically, and legally feasible.  We are subject to all of the risks inherent in the mining industry, including, without limitation, the following (some of which we discuss in more detail below):

●
Success in discovering and developing commercially viable quantities of minerals is the result of a number of factors, including the quality of management, the interpretation of geological data, the level of geological and technical expertise, and the quality of land available for exploration;

●
Exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore;

●
Operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with;

●
A large number of factors beyond our control, including fluctuations in metal prices and production costs, inflation, the proximity and liquidity of precious metals markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection, and other economic conditions, will affect the economic feasibility of mining;

●	Once mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change;

●
Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities; and

●
If we proceed to development of a mining operation, our mining activities would be subject to substantial operating risks and hazards, including metal bullion losses, environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pit-wall failures, flooding, rock falls, periodic interruptions due to inclement weather conditions or other unfavorable operating conditions and other acts of God.  Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

 Loss of key personnel and failure to attract qualified managers, technologists, independent engineers, and geologists could limit our growth and negatively impact our operations.

We depend upon our consultants to a substantial extent. In particular, we depend upon Mr. Alvaro Valencia, our President and Chief Executive Officer, and Mr. Johannes Petersen, our Secretary and Chief Financial Officer, for their skills, experience, knowledge of the company, and industry contacts. The loss of Mr. Valencia or Mr. Petersen could have a material adverse effect on our business, results of operations or financial condition.

As we grow, we may increasingly require field managers with experience in our industry and skilled engineers, geologists, and technologists to operate diagnostic, seismic, and 3D equipment. It is impossible to predict the availability of qualified managers, technologists, skilled engineers, and geologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are particularly necessary to operate systems similar to the ones that we intend to operate.  We may not be able to hire and retain a sufficient number of technologists, engineers, and geologists and we may be required to pay bonuses and higher independent contractor rates to our technologists, engineers, and geologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire qualified managers, technologists, skilled engineers, and geologists at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

 Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Our exploration efforts are directly or indirectly subject to extensive and continually changing regulation affecting mining and the oil and natural gas industry. Many departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the mining and oil and natural gas industry and our individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the mining and oil and natural gas industry increases our cost of doing business and, consequently, will affect our profitability.

If operations on the properties we acquire are found to be in violation of any of the laws and regulations to which we are subject, we may be subject to the applicable penalties associated with the violation, including civil and criminal penalties, damages, fines, and the curtailment of operations. Any penalties, damages, fines, or curtailment of operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. In addition, many of these laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business.

 We may experience competition from other mining and energy exploration and production companies, and this competition could adversely affect our revenues and our business.

The market for coal, oil, and natural gas properties is generally highly competitive.  Many existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, substantial track records, and significantly greater financial, technical, and technological resources than us. This may allow them to devote greater resources to the development and promotion of their coal, oil, and natural gas exploration and production projects. Many of these competitors offer a wider range of coal, oil, and natural gas opportunities not available to us and may attract business partners, consequently resulting in a decrease of our business opportunities. These competitors may also engage in more extensive research and development, adopt more aggressive strategies and make more attractive offers to existing and potential purchasers and partners. Furthermore, competitors may develop technology and exploration strategies that are equal or superior to us and achieve greater market recognition. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of our target market. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

 We will need to increase the size of our organization, and may experience difficulties in managing growth.

We expect to experience a period of significant expansion in headcount, facilities, infrastructure, and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

 Coal, oil and natural gas prices are volatile, and low prices could have a material adverse impact on our business.

Our growth and future profitability and the carrying value of our properties depend substantially on prevailing coal, oil, and natural gas prices. Prices also affect the amount of cash flow available for capital expenditures, if any, and our ability to borrow and raise additional capital. The amount we will be able to borrow under any credit facility will be based in part on changing expectations of future prices. Lower prices may also reduce the amount of coal, oil, and natural gas that we can economically produce and have an adverse effect on the value of our properties. Prices for coal, oil, and natural gas have increased significantly and have been more volatile over the past twelve months. Historically, the markets for coal, oil, and natural gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

●	the domestic and foreign supply of coal, oil, and gas;

●	the ability of members of the Organization of Petroleum Exporting Countries, or OPEC, and other producing countries to agree upon and maintain oil prices and production levels;

●	the level of consumer product demand;

●	the growth of consumer product demand in emerging markets, such as China and India;

●	labor unrest in coal, oil, and natural gas producing regions;

●	weather conditions, including hurricanes and other natural disasters;

●	the price and availability of alternative fuels;

●	the price of foreign imports; and

●	worldwide economic conditions.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of coal, oil, and natural gas and our resulting ability to raise capital.

 Assets we acquire may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Our initial growth is expected to result from acquisitions of mineral and oil and gas properties. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future energy prices, operating and capital costs, and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. Typically, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties.

As a result of these factors, we may not be able to acquire coal, oil, and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Actual future production, coal, oil, and natural gas prices, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable coal, oil, and natural gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of any potential reserves.

 Exploration and development drilling efforts may not be successful.

We require significant amounts of undeveloped leasehold acreage in order to further our development efforts. Exploration, development, drilling, and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that all of our prospects will result in viable projects or that we will not abandon our initial investments. Additionally, we cannot guarantee that the leasehold acreage we acquire will be profitably developed, that new wells drilled on the properties will be productive or that we will recover all or any portion of our investment in such leasehold acreage, mines, or wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. We rely to a significant extent on 3D seismic data and other advanced technologies in identifying leasehold acreage prospects and in determining whether or not to participate in a new well. The 3D seismic data and other technologies we use do not allow us to know conclusively prior to acquisition of leasehold acreage or the drilling of a well whether oil or natural gas is present or may be produced economically.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, and energy field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies, or qualified personnel to operate our properties. During these periods, the costs and delivery times of rigs, equipment, and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer. If the unavailability or high cost of drilling rigs, equipment, supplies, or qualified personnel is particularly severe in Colorado and Montana, we could be materially and adversely affected because we expect our properties to be concentrated in those states.

 Title to the properties in which we have, or will have, an interest in may be impaired by title defects.

We seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. Title insurance generally is not available, and our ability to ensure that we have obtained a secure claim to individual mineral properties or mining concessions is limited. We generally do not conduct surveys of our properties until they have reached the development stage, and therefore, the precise area and location of such properties could be in doubt. Accordingly, our mineral properties could be subject to prior unregistered agreements, transfers or claims, and title could be affected by, among other things, undetected defects. In addition, we might be unable to operate our properties as permitted or to enforce our rights with respect to our properties. Generally, under the terms of the operating agreements affecting our properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property. If there are any title defects or defects in the assignment of rights in properties in which we hold an interest, we will suffer a financial loss.

 Our decision to acquire a property will depend in part on the evaluation of data obtained from engineering studies, geophysical and geological analyses, and seismic and other information, the results of which are often incomplete or inconclusive.

Our reviews of acquired properties may be inherently incomplete because it is not always feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well and environmental problems, such as ground water contamination, plugging, or orphaned well liability are not necessarily observable even when an inspection is undertaken.

 We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner, or feasibility of doing business.

The exploration and development of mineral and natural gas and oil properties in the United States is subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include, but are not limited to:

●	location and density of wells;

●	the handling of drilling fluids and obtaining discharge permits for drilling operations;

●	accounting for and payment of royalties on production from state, federal, and Indian lands;

●	bonds for ownership, development, and production of coal, natural gas, and oil properties;

●	transportation of natural gas and oil by pipelines;

●	operation of wells and reports concerning operations; and

●	taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs, and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil, and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations, or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

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

Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

●	our operating and financial performance and prospects;

●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income, and revenues;

●	changes in revenue or earnings estimates or publication of research reports by analysts about us or the coal exploration and production industry;

●	potentially limited liquidity;

●	actual or anticipated variations in our reserve estimates and quarterly operating results;

●	changes in coal, natural gas, and oil prices;

●	sales of our common stock by significant stockholders and future issuances of our common stock;

●	increases in our cost of capital;

●	changes in applicable laws or regulations, court rulings, and enforcement and legal actions;

●	commencement of or involvement in litigation;

●	changes in market valuations of similar companies;

●	additions or departures of key management personnel;

●	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of natural gas and oil; and

●	domestic and international economic, legal, and regulatory factors unrelated to our performance.

 We have no plans to pay dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, investment opportunities, and restrictions imposed by our debentures and credit facility.

 Because our common stock is deemed a “penny stock,” an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;

●	Disclose certain price information about the stock;

●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

●	Send monthly statements to customers with market and price information about the penny stock; and

●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines the eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to FINRA Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

 FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

 We will need additional capital to finance our planned growth, which we may not be able to raise or may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We will need to rely on borrowings under our credit facility or raise additional cash to fund our exploration and acquisition plans, pay outstanding long-term debt, and implement our growth strategy.

If low coal, natural gas, and oil prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, production, and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences, or privileges senior to those of existing stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.PROPERTIES.

On March 31, 2010, the Company entered into a series of agreements to acquire all the mineral, oil, and gas rights of a mineral property located in Judith Basin County, Montana for a total consideration of $3,850,000 in cash payments and the issuance of 1,000,000 restricted shares. The PACE Coal property includes 28,591.67 acres of coal and other mineral interest rights, plus an additional 320 acres of all minerals except coal, subject to the exception of a total of 480 acres that may be owned by the Federal Government and 160.9 acres that may be owned by the State of Montana. In 2011, the Company signed access agreements with the surface landowners in order to access 61 drilling locations where the Company planned to conduct exploration activities.

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and JBM Energy Company, LLC (“JBM”) entered into an Assignment of Coal Agreement (“Assignment”) to transfer and assign to the Company all the rights and obligations of Future Gas to purchase all coal mineral rights owned by JBM under a Coal Buy and Sell Agreement (“Agreement”) dated February 4, 2010. Pursuant to the Assignment and Agreement, the Company paid $150,000 in cash to JBM and signed a 5% promissory note with a face value of $1,750,000 (“Promissory Note 1”) in favor of JBM and secured by the coal property transferred during the first 2 years, the note carries no interest. On July 9, 2010 and January 9, 2011 additional cash payments of $200,000 were paid towards Promissory Note 1.  An additional amount of $100,000 is to be paid 90 days following the completion of the reserve study and mining plan, to be  no later than April 9, 2012. Interest only payments on the $1,250,000 balance shall be made quarterly during the third and fourth years, starting July 9, 2012. Starting July 9, 2014, the principal balance of $1,250,000 shall be paid in eight equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. Should the Company make all necessary payments as indicated, up until April 9, 2012 and complete the reserve study and mining plan as anticipated in the Agreement, but default on the $1,250,000 balance, the coal property will be returned to JBM, the Company will receive a 40% equity interest in JBM and the $1,250,000 balance would be cancelled. Otherwise, if the Company defaults on Promissory Note 1, JBM at its option may terminate the Agreement and/or initiate action for any other remedy under the law. At September 30, 2011, we owed $1,350,000 under Promissory Note 1.  Under the Agreement, JBM will be paid a royalty of $0.25 per ton on all coal when and as mined from the coal property.

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and Russell B. Pace, Jr. (“Pace”) entered into an Assignment and Assumption of Mineral Agreement to transfer and assign to the Company all the rights and obligations of Future Gas to purchase all mineral rights (except coal) and oil and gas rights owned by Pace under a Mineral Buy and Sell Agreement dated February 4, 2010. Pursuant to the Mineral Buy and Sell Agreement, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share) and signed a 5% promissory note with a face value of $1,950,000 (“Promissory Note 2”), secured by the mineral rights transferred. On October 9, 2010 and April 9, 2011 additional cash payments of $200,000 were paid towards Promissory Note 2. Additional amounts of $100,000 and $200,000 are to be paid 90 days and 180 days, respectively, following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1,250,000 balance shall be made quarterly during the third and fourth years, starting July 9, 2012. Starting, July 9, 2014, the principal balance of $1,250,000 shall be paid in eight equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. If the Company defaults on Promissory Note 2, Pace at his option may terminate the Mineral Buy Sell Agreement and/or initiate action for any other remedy under the law. At September 30, 2011, the Company owed $1,550,000 under Promissory Note 2.  Under the Mineral Buy Sell Agreement, Pace is due a royalty equal to 20% of all royalties and other payments received by the Company as a result of any lease of the mineral property conveyed and 20% of all net cash proceeds and/or other consideration received by the Company from the sale or disposal of the mineral, oil, and gas property.

Furthermore, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share) to Future Gas for the assignment of such agreements.

On April 9, 2010, the Company agreed to issue 300,000 common shares of common stock valued at $15,000 ($0.05 per share), to the parties involved in the Assignment and the Assignment and Assumption of Mineral Agreement as introduction and assignment compensation. The shares were issued on August 27, 2010.

On August 3, 2010, the Company retained Weir International, Inc. (“Weir”) to prepare an exploration drilling program for the PACE Coal Project and to supervise its execution. Weir is an internationally recognized consulting firm that has provided mining, geology, and energy consulting services to the US and international mining and energy industries for over 75 years.  On September 9, 2010, the Company approved an exploration drilling program consisting of 61 drilling locations and a total of 52,740 feet in three phases.  On July 29, 2011, the Coal and Uranium Program of the Montana Department of Environmental Quality (“Montana DEQ”) approved the Prospecting Permit Application No. X2011335 which authorizes the Company to carry out the first phase of its planned exploration drilling program.  On August 16, 2011, the Company started drilling operations for Phase I of the exploration drilling program.  As of December 29, 2011, the Company had completed a total of 14,076 feet of drilling for all three phases of its exploration drilling program. All drill locations corresponding to Phases I and II had been fully completed while one drill location corresponding to Phase III has been completed during 2011.

Due to adverse weather conditions in Central Montana, the Company decided to halt drilling operations in December 2011. The decision took into consideration the decreasing returns in productivity and increasing operating costs that prevail when drilling activities occur with cold weather and snow on the ground. The Company plans to resume drilling activities for Phase III of the exploration drilling program in the spring of 2012.

We rent an office in Denver of approximately 131 square feet. We have a one-year lease ending July 31, 2012, on the property for $996 per month and it is located at 16 Market Square Centre, 1400 16th Street, Ste 400, Denver CO 80202.

ITEM 3.LEGAL PROCEEDINGS.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 4.(REMOVED AND RESERVED)

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “AMPW.” Prior to that, it was quoted under the symbol “TGMP.”

Our common stock has traded infrequently on the OTC Bulletin Board, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board since American Power Corporation changed their name and symbol from Teen Glow Makeup, Inc.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

Period	Low	High
Quarter ended September 30, 2011	$0.245	$0.56
Quarter ended June 30, 2011	$0.36	$0.86
Quarter ended March 31, 2011	$0.77	$2.14
Quarter ended December 31, 2010	$0.75	$1.45

Quarter ended September 30, 2010	$0.85	$1.25

The last reported sale price of our common stock on the OTC Bulletin Board was $0.14 per share on December 28, 2011.

Holders of Common Stock

As of December 29, 2011, there were seven holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

All transactions have previously been disclosed.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal years ended September 30, 2011 or 2010.

Transfer Agent

Our transfer agent is Signature Stock Transfer, Inc. located at 2632 Coachlight Court, Plano, TX 75093.

ITEM 6.SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under ITEM 1A. Risk Factors are elsewhere in this report.

Overview of the Company’s Business

The Company was incorporated in the State of Nevada as a for-profit company on August 7, 2007. Our primary business focus is to acquire, explore and develop coal, oil, and gas properties in the United States, with a particular focus on the Rocky Mountains region.  We have acquired certain coal and minerals rights located in the Judith Basin County, Montana, collectively described as the “PACE Coal Project.”  Our plan of operation is to explore the PACE Coal Project and acquire and explore new properties which we believe are prospective for coal and/or hydrocarbons.

On August 3, 2010, the Company retained Weir International, Inc. (“Weir”) to prepare an exploration drilling program for the PACE Coal Project and to supervise its execution. Weir is an internationally recognized consulting firm that has provided mining, geology, and energy consulting services to the US and international mining and energy industries for over 75 years.  On September 9, 2010, the Company approved an exploration drilling program consisting of 61 drilling locations and a total of 52,740 feet in three phases.  On July 29, 2011, the Coal and Uranium Program of the Montana Department of Environmental Quality (“Montana DEQ”) approved the Prospecting Permit Application No. X2011335 which authorizes the Company to carry out the first phase of its planned exploration drilling program.  On August 16, 2011, the Company started drilling operations for Phase I of the exploration drilling program.  As of December 29, 2011, the Company had completed a total of 14,076 feet of drilling for all three phases of its exploration drilling program. All drill locations corresponding to Phases I and II had been fully completed while one drill location corresponding to Phase III has been completed during 2011.

Due to adverse weather conditions in Central Montana, the Company decided to halt drilling operations in December 2011. The decision took into consideration the decreasing returns in productivity and increasing operating costs that prevail when drilling activities occur with cold weather and snow on the ground. The Company plans to resume drilling activities for Phase III of the exploration drilling program in the spring of 2012.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Revenues

The Company has yet to generate any revenues.

Year ended September 30, 2011 compared to the year ended September 30, 2010

We had a net loss of $1,952,064 for the year ended September 30, 2011, which was $1,174,843 greater than the net loss of $777,221 for the year ended September 30, 2010. This change in our results over the two periods is primarily the result of an increase in office and general expenses, consulting management fees, exploration expenses and interest expenses to implement our business plan.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011, reflects current assets of $647,610. As we had cash in the amount of $629,857 and a working capital deficit in the amount of $25,277 as of September 30, 2011. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital
	At September 30, 2011	At September 30, 2010

Current assets	$647,610	$545,592
Current liabilities	672,887	618,728
Working capital	$(25,277)	$(73,136)

Operating Activities

Net cash flows used in operating activities were $690,365 and $197,937 for the years ended September 30, 2011 and 2010, respectively.  Negative cash flows in both periods are primarily attributable to a net loss of $1,952,064 ($777,221: 2010) furthermore changed by depreciation and amortization of $11,016 ($3,371: 2010), $692,500 ($160,000: 2010) in stock based compensation, $328,287 ($197,374: 2010) in accretion of debt discount, and $0 ($237,807: 2010) in loss recognized in extinguishment of debt. Net loss was further adjusted for the $0 ($8,000: 2010) gain on debt forgiveness, increase in prepaid expense of $11,429 ($6,324: 2010), decrease in advances of $18,416 (increase of $18,416: 2010), and increase in accounts payable of $222,909 ($13,472:2010).

Investing Activities

Net cash flows used in investing activities were $100,630 and $386,148 for the years ended September 30, 2011 and 2010, respectively. Negative cash flows for the year ended September 30, 2011 was due to the purchase of our website in the amount of $7,754 and a reclamation bond in the amount of $92,876.

Financing Activities

Net cash flows provided by financing activities were $900,000 and $1,104,790 for the years ended September 30, 2011 and 2010, respectively. Positive cash flows for the year ended September 30, 2011 were due to proceeds from the sale of common stock in the amount of $1,500,000 and repayment on promissory note in the amount of $600,000. Positive cash flows for the year ended September 30, 2010 were due to proceeds from the sale of common stock in the amount of $900,000, proceeds from a loan in the amount of $200,000 and loans from related parties in the amount of $4,790.

	Year Ended September 30,
	2011	2010

Net Cash Used in Operating Activities	$(690,365)	$(197,937)
Net Cash Used in Investing Activities	(100,630)	(386,148)
Net Cash Provided by Financing Activities	900,000	1,104,790
Net Increase in Cash	$109,005	$520,705

Off-Balance Sheet Arrangements

 At September 30, 2011, we had no existing off-balance sheet arrangements, as defined under SEC rules that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our current directors and executive officers. Our directors and executive officers serve one-year terms.

Name	Age	Position	Date Appointed
Johannes Petersen	39	CFO, Secretary, and Director	November 20, 2009, Realigned August 1, 2010
Alvaro Valencia	38	President, CEO, and Director	August 1, 2010

Biographies

Alvaro Valencia

Mr. Valencia has been an officer and director of the Company since August 1, 2010. Mr. Valencia holds a BSc in Economics from Universidad del Pacifico (Peru) and an MA degree in Economics from Syracuse University in New York. He brings to the Company his experience in investment banking and corporate finance, with an emphasis in the mining and infrastructure sectors. Mr. Valencia has held positions of increasing seniority in New York, Washington D.C., and Latin America. He has worked on major corporate and government mining-related projects, including working in association with Credit Suisse on the privatization of two international mining units in the mid 1990’s.

Mr. Valencia formerly worked for the investment banking division of Macroconsult S.A. (2007-2010) and Europa Partners Latin America (formerly known as StandSure Corporate Advisors S.A.C.) in Lima, Peru (2006-2007). He formerly worked in the United States for the following: CNY Works, Inc. (2004-2006), Inter-American Development Bank (2002), BBVA Securities Inc. (2000-2001) and Credit Lyonnais Securities Asia (1999).

In determining Mr. Valencia’s qualifications to serve on our board of directors, the board considered, among other things, his experience and expertise in the mining and finance industries.

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

Mr. Petersen currently sits on the board of directors of Gold American Mining Corp. a U.S. public company, currently quoted on the OTC Bulletin Board. Mr. Petersen formerly worked for Dragon Gold Resources Inc. (2004-2007) and Century Petroleum Corp. (2006-2009), U.S. companies previously listed on the OTC Bulletin Board. He also worked for American Sierra Gold Corp (2009-2010) a U.S. company listed on the OTC Bulletin Board. He also sat on the board of Reflection Oil & Gas Partners Ltd (2005-2010), and Hainan Mining Corporation (2005-2011), private UK companies of which he was a founder. He formerly worked in Lima, Peru for the following: Peru Scan Trading SAC, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian securities regulation agency equivalent to the SEC).

In determining Mr. Petersen’s qualifications to serve on our board of directors, the board considered, among other things, his experience in the mining industry and extensive managerial background.

Legal Proceedings

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

 Audit Committee

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these new requirements, the Company’s Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there are only two directors serving on the Company’s Board, and the Company is not in a position at this time to attract, retain, and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert.” While our current directors do not meet the qualifications of an “audit committee financial expert”, the Company’s directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were all current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of two members, Mr. Alvaro Valencia and Mr. Johannes Petersen. Our directors serve one-year terms.

Committees of the Board of Directors

None.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics at this time.  Presently, there are only two officers of the Company, each of whom is a director.  We do not believe it necessary or in the Company’s best interests to adopt a code of ethics to govern the actions of two officers who also serve on the Company’s board of directors.

Limitation of Liability of Directors

Pursuant to the Nevada Revised Statutes, our Articles of Incorporation exclude personal liability for our directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments and amounts paid in settlement in connection with any claim against a director if he acted in good faith and in a manner he believed to be in our best interests.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers, or persons controlling the company pursuant to provisions of our Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.  In the event that a claim for indemnification by such director, officer, or controlling person of us in the successful defense of any action, suit, or proceeding is asserted by such director, officer, or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11.EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the fiscal years ended September 30, 2011 and 2010 for our officers and directors. We did not have any other executive officers or directors as of the end of fiscal 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johannes Petersen Officer	2010	$30,000(2)	0	0	0	0	0	0	$30,000(2)
	2011	$60,000(2)	0	0	0	0	0	0	$60,000(2)
Alvaro Valencia Officer	2010	$8,333	0	$160,000	0	0	0	0	$168,333
	2011	$50,000	0	$692,500	0	0	0	0	$742,500
_______________________
(1)	Calculated in accordance with FASB ASC Topic 718.
(2)	Mr. Petersen earns $5,000 per month based on a consulting arrangement with the Company for providing services as a financial officer of the Company.

The Company and Alvaro Valencia entered into an Independent Consulting Agreement effective (“Consulting Agreement”) on August 1, 2010. According to the terms of the Consulting Agreement, Mr. Valencia will serve as President, Chief Executive Officer, and Director of the Company for a period of four (4) years beginning August 1, 2010. The Consulting Agreement is renewable upon the mutual consent of the parties on or before thirty (30) days prior to the end date of the Consulting Agreement. Any such renewal shall be for a period of twelve (12) months. The Company shall pay Mr. Valencia $50,000 per year, in equal monthly installments of $4,166,67. Mr. Valencia will also receive up to an aggregate of four million (4,000,000) restricted shares of the Company. Two hundred and fifty thousand (250,000) shall be released at the end of each three-month period immediately following August 1, 2010.

We have entered into a consulting arrangement with Johannes Petersen, our Chief Financial Officer, pursuant to which, we pay Mr. Petersen $5,000 per month for providing consulting services in his capacity as Chief Financial Officer, however, such consulting arrangement is not pursuant to any written agreement.

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

Outstanding Equity Awards at 2011 Fiscal Year-End

None.

Compensation Committee Interlocks

We had no compensation committee interlocks with any entity in fiscal 2011.

Compensation Committee Report

We, constituting all members of the Board of Directors in lieu of a compensation committee, have reviewed and discussed the Compensation Discussion and Analysis (set forth above) with the management of the company, and, based on such review and discussion, have recommended to the Board the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of American Power’s knowledge, about the ownership of American Power’s common stock on December 29, 2011 relating to those persons known to beneficially own more than 5% of American Power’s capital stock and by American Power’s named executive officers, directors and directors and executive officers as a group. The percentage of beneficial ownership for the following table is based on 96,429,358 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 29, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of American Power’s common stock.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF DECEMBER 29, 2011

OFFICERS AND DIRECTORS
Title of Class	Name and Address of Shareholder	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Johannes Petersen c/o American Power Corp 1600 14th Street, Ste 400 Denver CO 80202	CFO, Secretary and Director	47,600,000 Direct	49.4%
Common Stock	Alvaro Valencia(3) c/o American Power Corp 1600 14th Street, Ste 400 Denver CO 80202	President, CEO, Director	1,250,000	1.3%
All Officers and Directors as a group			48,850,000	50.7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	A total of 96,429,358 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 29, 2011.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We were not a party to any transactions or series of similar transactions that have occurred during this fiscal year in which the amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

De Joya Griffith & Company, LLC served as our principal independent public accountants for fiscal 2010 and 2011. Aggregate fees billed to us for the fiscal years ended September 30, 2011 and 2010 by De Joya Griffith & Company, LLC were as follows:

	For the Fiscal Years Ended September 30,
	2011	2010

(1) Audit Fees(1)	$22,250	$9,500
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our independent public accountants	$22,250	$9,500
_______________________
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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      Financial Statements

                See “Index to Financial Statements” on page F-3.

 (b) and (c)Exhibits

Exhibit No.
2.1
Agreement and Plan of Merger, dated as of July 9, 2010, between American Power Merger Corporation. and American Power Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 13, 2010 and incorporated by reference herein)

3.1	Articles of Incorporation (filed as Exhibit 3(i) to the Company’s Registration Statement on Form S-1 filed June 6, 2008 and incorporated by reference herein)
3.2	Bylaws (filed as Exhibit 3(ii) to the Company’s Registration Statement on Form S-1 filed June 6, 2008 and incorporated by reference herein)
10.1
Coal Buy and Sell Agreement, dated February 4, 2010, by and between JBM Energy Company, LLC and Future Gas Holdings, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 5, 2010 and incorporated by reference herein)

10.2
Consulting Agreement, dated as of February 4, 2010, by and between Russell B. Pace, Jr. and the Company (filed as Exhibit 10.3 to the Company’s Form 8-K filed April 5, 2010 and incorporated by reference herein)

10.3
Stock Agreement, dated as of February 4, 2010, by and between Russell B. Pace, Jr. and Future Gas Holdings, Ltd. (filed as Exhibit 10.4 to the Company’s Form 8-K filed April 5, 2010 and incorporated by reference herein)

10.4
Mineral Buy and Sell Agreement, dated as of February 4, 2010, by and between Russell B. Pace, Jr. and Future Gas Holdings, Ltd. (filed as Exhibit 10.6 to the Company’s Form 8-K filed April 5, 2010 and incorporated by reference herein)

10.5
Assignment and Assumption of Coal Agreement, dated as of March 31, 2010, by and between JBM Energy Company, LLC, Future Gas Holdings, Ltd. and the Company (filed as Exhibit 10.2 to the Company’s Form 8-K filed April 5, 2010 and incorporated by reference herein)

10.6
Assignment and Assumption of Stock and Consulting Agreements, dated as of March 31, 2010, by and between Russell B. Pace, Jr., Future Gas Holdings, Ltd. and the Company (filed as Exhibit 10.5 to the Company’s Form 8-K filed April 5, 2010 and incorporated by reference herein)

10.7*	Assignment and Assumption of Mineral Buy and Sell Agreement, dated as of March 31, 2010, by and between Russell B. Pace, Jr., Future Gas Holdings, Ltd. and the Company
10.8*	10% Unsecured Loan Agreement, dated as of April 6, 2010, by and between the Company and Black Sands Holdings Inc.
10.9
Escrow Agreement, dated as of April 9, 2010, by and between JBM Energy Company, LLC, Russell B. Pace, Jr., the Company and Realty Title Company, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2010 and incorporated by reference herein)

10.10
Quit Claim Mineral Deed, dated as of April 9, 2010, by Russell B. Pace, Jr. in favor of the Company (filed as Exhibit 10.2 to the Company’s Form 8-K filed April 14, 2010 and incorporated by reference herein)

10.11	Promissory Note, dated as of April 9, 2010, by the Company in favor of Russell B. Pace, Jr. (filed as Exhibit 10.4 to the Company’s Form 8-K filed April 14, 2010 and incorporated by reference herein)
10.12
Promissory Note, dated as of April 9, 2010, by the Company in favor of JBM Energy Company, LLC (filed as Exhibit 10.5 to the Company’s Form 8-K filed April 14, 2010 and incorporated by reference herein)

10.13
Private Placement Subscription For Non U.S. Subscribers, dated as of June 30, 2010, by and between the Company and Black Sands Holdings Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 30, 2010 and incorporated by reference herein)

10.14
Independent Consulting Agreement, dated as of August 1, 2010, by and between the Company and Alvaro (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 4, 2010 and incorporated by reference herein)

10.15
Stock Issuance Agreement, dated as of September 10, 2010, by and between the Company and Black Sands Holdings Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 13, 2010 and incorporated by reference herein)

10.16
 Settlement Agreement, dated as of October 9, 2010, by and between the Company and Black Sands Holdings Inc. (filed as Exhibit 10.12 to the Company’s Form 8-K filed September 13, 2010 and incorporated by reference herein)

10.17
 Private Placement Subscription For Non U.S. Subscribers, dated as of October 10, 2010, by and between the Company and Black Sands Holdings Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 8, 2010 and incorporated by reference herein)

10.18
 Private Placement Subscription For Non U.S. Subscribers, dated as of January 4, 2011, by and between the Company and Black Sands Holdings Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 2, 2011 and incorporated by reference herein)

10.19
 Letter Agreement, dated as of January 28, 2011, by and between Gryphon Partners Canada Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 2, 2011 and incorporated by reference herein)

10.20
 Private Placement Subscription For Non U.S. Subscribers, dated as of February 23, 2011, by and between the Company and Black Sands Holdings Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 28, 2011 and incorporated by reference herein)

10.21
 Private Placement Subscription For Non U.S. Subscribers, dated as of August 9, 2011, by and between the Company and Black Sands Holdings Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2011 and incorporated by reference herein)

23.1*	Consent of De Joya Griffith & Company, LLC
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

______________

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POWER CORPORATION

By: /s/ Alvaro Valencia
Director, Chief Executive Officer and President

By: /s/ Johannes Petersen
Director, Chief Financial Officer and Secretary
Date:  January 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alvaro Valencia
Director, Chief Executive Officer and President

By: /s/ Johannes Petersen
Director, Chief Financial Officer and Secretary
Date:  January 5, 2012

AMERICAN POWER CORP.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Audited)

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	September 30, 2011	September 30, 2010

ASSETS
CURRENT ASSETS
Cash	$629,857	$520,852
Prepaids and deposit	17,753	6,324
Advances to related party	-	18,416
TOTAL CURRENT ASSETS	647,610	545,592

LONG TERM ASSETS
Mineral property (Note 5)	2,670,500	2,670,500
Reclamation bond	92,876	-
Equipment - net	3,218	4,480
Website - net	26,297	28,297
TOTAL LONG TERM	2,792,891	2,703,277
TOTAL ASSETS	$3,440,501	$3,248,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$241,637	$18,728
Promissory notes, current portion	431,250	600,000
TOTAL CURRENT LIABILITIES	672,887	618,728

LONG TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $777,442 ($1,105,729 – September 30, 2010)	1,691,308	1,794,271
TOTAL LONG TERM LIABILITIES	1,691,308	1,794,271
TOTAL LIABILITIES	2,364,195	2,412,999

STOCKHOLDERS’ EQUITY
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
92,952,085 shares of common stock (90,480,000 September 30, 2010)	92,951	90,480
Additional paid in capital	2,957,037	528,098
Stock payable	867,500	1,106,410
Accumulated deficit during the exploration stage	(2,841,182)	(889,118)
TOTAL STOCKHOLDERS’ EQUITY	1,076,306	835,870
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,440,501	$3,248,869

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			Cumulative results
			from inception
	Year ended	Year ended	(August 7, 2007) to
	September 30, 2011	September 30, 2010	September 30, 2011
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	261,032	91,427	358,384
Management fees	802,500	-	1,001,164
Professional fees	119,291	258,613	210,142
Gain on debt forgiveness	-	(8,000)	(8,000)
Exploration costs	440,894	-	440,894
Total expenses	(1,623,717)	(342,040)	(2,002,584)

OTHER EXPENSE
Interest expense	(328,347)	(197,374)	(525,721)
Loss on debt settlement	-	(237,807)	(237,807)
Total other expenses	(328,347)	(435,181)	(763,528)

NET LOSS	$(1,952,064)	$(777,221)	$(2,766,112)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	92,125,873	88,689,041

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 7, 2007) to September 30, 2011
(Audited)
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Stock Payable	Accumulated deficit during the exploration stage	Total

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001per share on August 13, 2007	44,200,000	44,200	-	(8,500)	-	(35,700)	-
Net loss	-	-	-	-	-	(2,525)	(2,525)
Balance, September 30, 2007	44,200,000	44,200	-	(8,500)	-	(38,225)	(2,525)

Subscription Receivable	-	-	-	8,500	-	-	8,500
Common stock issued for cash at $0.03per share July and August 2008	43,180,000	43,180	-	-	-	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	87,380,000	87,380	-	-	-	(90,559)	(3,179)

Net loss	-	-	-	-	-	(21,338)	(21,338)
Balance, September 30, 2009	87,380,000	87,380	-	-	-	(111,897)	(24,517)

Forgiveness of debt by former director	-	-	16,198	-	-	-	16,198
Common Stock, issued for mineral property at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	-	-	-	115,000
Common stock issued for cash at $0.50per share June 25, 2010	800,000	800	399,200	-	-	-	400,000
Common stock to be issued on debt totaling $208,603 (including interest of $8,603) conversion at $0.50 per share September 10, 2010	-	-	-	-	446,410	-	446,410
Common stock to be issued for services at $0.96 per share at September 30, 2010	-	-	-	-	160,000	-	160,000
Private placement received in advance	-	-	-	-	500,000	-	500,000
Net loss	-	-	-	-	-	(777,221)	(777,221)
Balance, September 30, 2010	90,480,000	90,480	528,098	-	1,106,410	(889,118)	835,870

Common stock issued for 595,238 units at $0.84 per unit on October 5, 2010	595,238	595	499,405	-	(500,000)	-	-
Common stock issued for 449,438 units at $0.89 per unit on January 25, 2011	449,438	449	399,551	-	-	-	400,000
Common stock issued for 510,204 units at $0.98 per unit on February 23, 2011	510,204	510	499,490	-	-	-	500,000
Common stock issued for stock payable on April 5, 2011	417,205	417	445,993	-	(446,410)	-	-
Common stock issued for services on April 5, 2011 , 250,000 shares vested on October 31, 2010 and 250,000 shares vested on January 31, 2011	500,000	500	584,500	-	(160,000)	-	425,000
Common stock to be issued for 2,727,273 units at $0.22 per unit on August 9, 2011	-	-	-	-	600,000	-	600,000
Common stock to be issued for services at September 30, 2011	-	-	-	-	267,500	-	267,500
Net loss	-	-	-	-	-	(1,952,064)	(1,952,064)
Balance, September 30, 2011	92,952,085	$92,951	$2,957,037	$-	$867,500	$(2,841,182)	$1,076,306

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)
			Cumulative results
	Year ended	Year ended	from inception (August 7, 2007)
	September 30, 2011	September 30, 2010	to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,952,064)	$(777,221)	$(2,766,112)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	11,016	3,371	14,387
Stock-based compensation	692,500	160,000	852,500
Accretion of debt discount	328,287	197,374	525,661
Gain on extinguishment of debt	-	(8,000)	(8,000)
Loss on extinguishment of debt	-	237,807	237,807
(Increase) in prepaid expenses	(11,429)	(6,324)	(17,753)
(Increase) decrease in advances to related party	18,416	(18,416)	-
Increase in accounts payable and accrued liabilities	222,909	13,472	249,637
NET CASH USED IN OPERATING ACTIVITIES	(690,365)	(197,937)	(911,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	(7,754)	(31,191)	(38,945)
Equipment	-	(4,957)	(4,957)
Mineral property	-	(350,000)	(350,000)
Reclamation bond	(92,876)	-	(92,876)
NET CASH USED IN INVESTING ACTIVITIES	(100,630)	(386,148)	(486,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,500,000	900,000	2,412,310
Loans from related party	-	4,790	16,198
Proceeds from notes payable	-	200,000	200,000
Payment on promissory note	(600,000)	-	(600,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	900,000	1,104,790	2,028,508

INCREASE IN CASH	109,005	520,705	629,857
CASH, BEGINNING OF PERIOD	520,852	147	-

CASH, END OF PERIOD	$629,857	$520,852	$629,857

Supplemental cash flow information and non-cash financing activities:
Common stock payable for property acquisition	$-	$115,000	$115,000
Promissory notes issued for property	$-	$2,405,500	$2,405,500
Forgiveness of debt by former director	$-	$16,198	$16,198
Common stock issued to satisfy common stock payable	$1,106,410	$-	$1,106,410
Conversion of debt totaling $208,603, (including interest of $8,603) for common stock	$-	$446,410	$446,410
The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

American Power Corp. (the “Company”) was originally organized as Teen Glow Makeup, Inc. under the laws of the State of Nevada on August 7, 2007.  On April 30, 2010 the Company changed its name to American Power Corp.  The Company is in exploration stage and has incurred losses since inception of $2,841,182.  The Company is An Exploration Stage Enterprise, as defined in FASB ASC 915-10 “Development Stage Entities”.  During the year ended September 30, 2010, the Company decided to redirect its business focus toward coal, oil and natural gas exploration and development.

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

Going Concern
The Company’s financial statements as of September 30, 2011 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the years ended September 30, 2011 and 2010 the Company had a net loss of $1,952,064 and $777,221, respectively.

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

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Financial Instruments
ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data of the fair value of the assets or liabilities.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and promissory notes.

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, accounts payable and accrued liabilities, and other payables approximate their current fair values because of their nature and respective relatively short maturity dates or durations. Notes payable and loans payable approximate current fair value because interest is payable at market rates.

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
September 30, 2011 and 2010
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

Website Development Costs
Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using the straight-line method over a four year estimated economic life. For the years ended September 30, 2011 and September 30, 2010, the company recorded Website amortization of $9,754 and $2,894, respectively, and net Website asset of $26,297 and $28,297, respectively.

Revenue Recognition
Coal, oil, and natural gas revenues are recorded using the sales method, whereby the Company recognizes coal, oil and natural gas revenue based on the amount of coal, oil, and gas sold to purchasers, when title passes, the amount is determinable, and collection is reasonably assured.  Actual sales of coal, oil, and natural gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards.  Operating costs and taxes are recognized in the same period in which revenue is earned.

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As of September 30, 2011, the Company had net operating loss carryforwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2011, or which are expected to impact future periods, which were not already adopted and disclosed in prior periods.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Audited)

NOTE 3 – FIXED ASSETS

The Company’s fixed assets consist of computer equipment which is valued at cost and depreciated using the straight-line method over four years as follows:

			Sept. 30,	Sept. 30,
		Accumulated	2011	2010
	Cost	Amortization	Net	Net

Computer equipment	$4,956	$1,738	$3,218	$4,480

Depreciation of $1,262 and $477 is included in general and administrative expenses in the statement of operations for the years ended September 30, 2011 and 2010, respectively.

NOTE 4 – LOANS

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

NOTE 5 – COAL AND OTHER MINERAL PROPERTIES

On March 31, 2010, the Company entered into a series of agreements to acquire all the mineral, oil and gas rights of a mineral property located in Judith Basin County, Montana for a total consideration of $2,670,500.

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and JBM Energy Company, LLC (“JBM”) entered into an Assignment of Coal Agreement (“Assignment”) to transfer and assign all the rights and obligations of Future Gas to the Company to purchase all coal mineral rights owned by JBM under a Coal Buy and Sell Agreement (“Agreement”) dated February 4, 2010. Pursuant to the Assignment and Agreement, the Company paid in cash $150,000 to JBM and signed a 5% promissory note with a face value of $1,750,000 (“Promissory Note 1”) to JBM. During the first 2 years, the note carries no interest. On July 9, 2010 and January 9, 2011 additional cash payments of $200,000 and $200,000, respectively, was paid towards Promissory Note 1.  An additional amount of $100,000 is to be paid 90 days following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1,250,000 balance shall be made quarterly during the third and fourth years, starting July 9, 2012.  Starting July 9, 2014, the principal balance of $1,250,000 shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. The promissory note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of coal properties.   Accordingly, the Company imputed a discount of $613,812 at a market interest rate of 16% in accordance FASB ASC 835,”Interest”.  Should the Company make all necessary payments as indicated, up until April 9, 2012 and completes the Reserve Study and Mining Plan as anticipated in the agreement, but defaults on the $1,250,000 balance, the coal property will be returned to JBM and the Company will receive a 40% equity interest in JBM and the $1,250,000 balance will be cancelled.  Otherwise, if the Company defaults on Promissory Note 1, JBM at its option may terminate the agreement and or initiate action for any other remedy under the law.  At September 30, 2011, Promissory Note 1 is presented net of unamortized debt discount of $381,808 (2010 - $528,906). Under the Coal Buy Sell Agreement, JBM will be paid a royalty of $0.25 per ton on all coal when and as mined from the coal property.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Audited)

NOTE 5 – COAL AND OTHER MINERAL PROPERTIES (continued)

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and Russell B. Pace, Jr. (“Pace”) entered into an Assignment and Assumption of Mineral Agreement to transfer and assign all the rights and obligations of Future Gas to the Company to purchase all mineral rights (except coal), oil and gas rights owned by Pace under a Mineral Buy and Sell Agreement dated February 4, 2010.  Pursuant to the Mineral Buy and Sell Agreement, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share), signed a 5% promissory note with a face value of $1,950,000 (“Promissory Note 2”). On October 9, 2010 and April 9, 2011 additional cash payments of $200,000 and $200,000, respectively, was paid towards Promissory Note 2. Additional amounts of $100,000 and $200,000 are to be paid 90 days and 180 days, respectively, following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1,250,000 balance shall be made quarterly during the third and fourth years, starting July 9, 2012. Starting, July 9, 2014, the principal balance of $1,250,000 shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. The promissory note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of mineral, oil and gas properties.   Accordingly, the Company imputed a discount of $680,688 at a market interest rate of 16% in accordance FASB ASC 835, “Interest”.  If the Company defaults on Promissory Note 2, Pace at his option may terminate the agreement and or initiate action for any other remedy under the law.  At September 30, 2011, Promissory Note 2 is presented net of unamortized debt discount of $395,634 (2010 - $576,823).  Under the Mineral Buy Sell Agreement, Pace is due a royalty equal to 20% of all royalties and other payments received by the Company as a result of any lease of the of the mineral property conveyed and 20% of all net cash proceeds and/or other consideration received by the Company from the sale or disposal of the mineral, oil and gas property.

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

NOTE 6 - CAPITAL STOCK

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

On April 9, 2010, as a result of the execution of the Mineral Buy and Sell Agreement, the Company was obligated to issue 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share) to Russell B. Pace, Jr. The shares were issued on August 27, 2010.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Audited)

NOTE 6 - CAPITAL STOCK – (continued)

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

On August 1, 2010, the Company entered into an independent consultant agreement with CEO and Director Alvaro Valencia in which Mr. Valencia is entitled to receive over a period of 4 years, up to an aggregate amount of 4,000,000 of restricted shares of the Company’s common stock. The shares are to vest and be issued at the end of each three month period. As of September 30, 2011, Mr. Valencia had earned a total of 1,166,667 shares valued at $852,500, of which 166,667 shares valued at $160,000 had been recognized as compensation expense as of September 30, 2010  and  1,000,000 shares valued at $692,500 had been recognized as compensation expense as of September 30, 2011. A total of 500,000 shares were issued to Mr. Valencia on April 5, 2011 and the additional 666,667 were issued subsequent to September 30, 2011.

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
September 30, 2011 and 2010
(Audited)

NOTE 6 - CAPITAL STOCK – (continued)

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

On August 9, 2011, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., to subscribe to and purchase 2,727,273 units valued at $0.22 per unit for an aggregate purchase price of $600,000.  Each unit comprises one share of common stock and one warrant of the Company.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $0.33 per share for a period of three years. The shares for this Private Placement were not issued by September 30, 2011 and, as such, the $600,000 proceeds were recorded as stock payable on the balance sheet.

The following is a summary of the common stock warrants granted, forfeited or expired and exercised.

	Warrants	Weighted Average Exercise Price Per Shares
Outstanding – October 1, 2010	0	$0.00
Granted	4,282,153	$0.70
Forfeited or expired	0	$0.00
Exercised	0	$0.00
Outstanding – September 30, 2011	4,282,153	$0.70

As of September 30, 2011, the Company has the following warrants to purchase common stock outstanding:

Number of Warrants Issued	Warrant Exercise Price Per Share	Warrant Expiration Date
595,238	$1.26	October 5, 2013
449,438	$1.34	January 25, 2014
510,204	$1.47	February 23, 2014
2,727,273	$0.33	August 9, 2014
4,282,153

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Audited)

NOTE 7 – INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of $1,158,146 that may be available to reduce future years’ taxable income through 2029 to 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2011 and 2010:

Deferred tax assets:	2011	2010
Net operating loss carryforward	$1,158,146	$226,869

Total deferred tax assets	$405,351	$79,404
Less: Valuation allowance	(405,351)	(79,404)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of September, 2011 was $405,351. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2011.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2011 and 2010:

	2011	2010
Federal statutory tax rate	(35.0)%	(35.0)%
Stock-based compensation	12.0%	7.0%
Interest accretion	6.0%	9.0%
Loss on extinguishment	0%	10.0%
Valuation allowance	17.0%	9.0%
	-%	-%

NOTE 8 - SUBSEQUENT EVENTS

On December 12, 2011, the Company issued 2,727,273 shares of common stock to Black Sands Holdings, Inc. to settle a Private Placement Subscription Agreement entered on August 9, 2011.  These shares were recorded as stock payable on September 30, 2011.

Additionally, on December 12, 2011, the Company issued 750,000 shares of common stock to Mr. Alvaro J. Valencia, CEO and Director of the Company, in accordance with his Independent Consultant Agreement.  Of these shares, 500,000 were recorded as stock payable on September 30, 2011 and 250,000 were fully vested on October 31, 2011.