Form 10-Q
period 2011-12-31
AMERICAN POWER CORP.
filed 2012-02-14
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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
Yes [X]                                No [  ]

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
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of February 14, 2012: 96,429,358

ITEM 1. FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2011 (Unaudited)	September 30, 2011 (Audited)

ASSETS
CURRENT ASSETS
Cash	$261,067	$629,857
Prepaids and deposit	10,212	17,753
TOTAL CURRENT ASSETS	271,279	647,610

LONG TERM ASSETS
Mineral property	2,670,500	2,670,500
Reclamation bond	125,108	92,876
Equipment - net	2,908	3,218
Website - net	23,863	26,297
TOTAL LONG TERM	2,822,379	2,792,891
TOTAL ASSETS	$3,093,658	$3,440,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$235,312	$241,637
Promissory notes, current portion	462,500	431,250
TOTAL CURRENT LIABILITIES	697,812	672,887

LONG TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $698,629 ($777,442 – September 30, 2011)	1,738,871	1,691,308
TOTAL LONG TERM LIABILITIES	1,738,871	1,691,308
TOTAL LIABILITIES	2,436,683	2,364,195

STOCKHOLDERS’ EQUITY
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
96,429,358 shares of common stock (92,952,085 September 30, 2011)	96,428	92,951
Additional paid in capital	3,843,560	2,957,037
Stock payable	20,000	867,500
Accumulated deficit during the exploration stage	(3,303,013)	(2,841,182)
TOTAL STOCKHOLDERS’ EQUITY	656,975	1,076,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,093,658	$3,440,501

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative results
			from inception
	Three Months Ended	Three Months Ended	(August 7, 2007) to
	December 31, 2011	December 31, 2010	December 31, 2011
REVENUES

Revenues	-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	40,255	41,940	398,639
Management fees	80,000	292,500	1,081,164
Professional fees	47,778	22,276	257,920
Gain on debt forgiveness	-	-	(8,000)
Exploration costs	214,985	15,107	655,879
Total expenses	(383,018)	(371,823)	(2,385,602)

OTHER INCOME (EXPENSE)
Interest expense	(78,813)	(88,492)	(604,534)
Loss on debt settlement	-	-	(237,807)
Total other expenses	(78,813)	(88,492)	(842,341)

NET LOSS	(461,831)	$(460,315)	$(3,227,943)

BASIC LOSS PER COMMON SHARE	(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	93,670,217	91,042,888
The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 7, 2007) to December 31, 2011
(Unaudited)
	Common Stock					Accumulated
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Stock Payable	deficit during the exploration stage	Total

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001per share on August 13, 2007	44,200,000	44,200	-	(8,500)	-	(35,700)	-
Net loss	-	-	-	-	-	(2,525)	(2,525)
Balance, September 30, 2007	44,200,000	44,200	-	(8,500)	-	(38,225)	(2,525)

Subscription Receivable	-	-	-	8,500	-	-	8,500
Common stock issued for cash at $0.03per share July and August 2008	43,180,000	43,180	-	-	-	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	87,380,000	87,380	-	-	-	(90,559)	(3,179)

Net loss	-	-	-	-	-	(21,338)	(21,338)
Balance, September 30, 2009	87,380,000	87,380	-	-	-	(111,897)	(24,517)

Forgiveness of debt by former director	-	-	16,198	-	-	-	16,198
Common Stock, issued for mineral property at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	-	-	-	115,000
Common stock issued for cash at $0.50per share June 25, 2010	800,000	800	399,200	-	-	-	400,000
Common stock to be issued on debt totaling $208,603 (including interest of $8,603) conversion at $0.50 per share September 10, 2010	-	-	-	-	446,410	-	446,410
Common stock to be issued for services at $0.96 per share at September 30, 2010	-	-	-	-	160,000	-	160,000
Private placement received in advance	-	-	-	-	500,000	-	500,000
Net loss	-	-	-	-	-	(777,221)	(777,221)
Balance, September 30, 2010	90,480,000	90,480	528,098	-	1,106,410	(889,118)	835,870

Common stock issued for 595,238 units at $0.84 per unit on October 5, 2010	595,238	595	499,405	-	(500,000)	-	-
Common stock issued for 449,438 units at $0.89 per unit on January 25, 2011	449,438	449	399,551	-	-	-	400,000
Common stock issued for 510,204 units at $0.98 per unit on February 23, 2011	510,204	510	499,490	-	-	-	500,000
Common stock issued for stock payable on April 5, 2011	417,205	417	445,993	-	(446,410)	-	-
Common stock issued for services on April 5, 2011 , 250,000 shares vested on October 31, 2010 and 250,000 shares vested on January 31, 2011	500,000	500	584,500	-	(160,000)	-	425,000
Common stock to be issued for 2,727,273 units at $0.22 per unit on August 9, 2011	-	-	-	-	600,000	-	600,000
Common stock to be issued for services at September 30, 2011	-	-	-	-	267,500	-	267,500
Net loss	-	-	-	-	-	(1,952,064)	(1,952,064)
Balance, September 30, 2011	92,952,085	$92,951	$2,957,037	$-	$867,500	$(2,841,182)	$1,076,306

Common stock issued for stock payable on December 12, 2011	2,727,273	2,727	597,273	-	(600,000)	-	-
Common stock issued for services on December 12, 2011 , 250,000 shares vested on April 30, 2011, 250,000 shares vested on July 31, 2011 and 250,000 shares vested on October 31, 2011	750,000	750	289,250	-	(267,500)	-	22,500
Common stock to be issued for services at December 31, 2011	-	-	-	-	20,000	-	20,000
Net loss	-	-	-	-	-	(461,831)	(461,831)
Balance, December 31, 2011	96,429,358	$96,428	$3,843,560	$-	$20,000	$(3,303,013)	$656,975

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Cumulative results from inception (August 7, 2007) to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(461,831)	$(460,315)	$(3,277,943)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	2,744	2,784	17,131
Stock-based compensation	42,500	265,000	895,000
Accretion of debt discount	78,813	88,493	604,474
Gain on debt settlement	-	-	(8,000)
Loss on extinguishment of debt	-	-	237,807
(Increase) decrease in prepaid expenses	7,541	(51,226)	(10,212)
Decrease in advances to related party	-	12,689	0
(Decrease) increase in accounts payable and accrued liabilities	(6,325)	(5,050)	243,312
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(336,558)	(147,625)	(1,248,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	(5,890)	(38,945)
Equipment	-	-	(4,957)
Mineral Property			(350,000)
Reclamation Bond	(32,232)	-	(125,108)
NET CASH USED IN INVESTING ACTIVITIES	(32,232)	(5,890)	(519,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,412,310
Loans from related party	-	-	16,198
Proceeds from notes payable	-	-	200,000
Payment on promissory note	-	(200,000)	(600,00)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(200,000)	2,028,508

NET INCREASE ( DECREASE) IN CASH	(368,790)	(353,515)	261,067

CASH, BEGINNING OF PERIOD	629,857	520,852	-

CASH, END OF PERIOD	$261,067	$167,337	$261,067

Supplemental cash flow information and noncash financing activities:
Common stock payable for property acquisition	$-	$-	$115,000
Promissory notes issued for property	$-	$-	$2,405,500
Forgiveness of debt by former director	$-	$-	$16,198
Common stock issued to satisfy common stock payable	$867,500	$500,000	$1,973,910
Conversion of debt totalling $208,603, (including interest of $8,603) for common stock	$-	$-	$464,410
The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

NOTE 1 –FINANCIAL STATEMENTS

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2011 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the three months ended December 31, 2011, and from inception (August 7, 2007) to December 31, 2011, the Company had a net loss of $461,831 and $3,227,943, respectively.

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

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  The Company does not have any potentially dilutive securities, therefore the accompanying presentation is only of basic loss per share.

Fair Value of Financial Instruments
The carrying amounts of the financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair values.

Fixed Assets
Fixed assets are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

The Company’s fixed assets consist of computer equipment, which is valued at cost and depreciated using the straight-line method over a period of four years.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2012, or which are expected to impact future periods, which were not already adopted and disclosed in prior periods.

NOTE 5 - CAPITAL STOCK

On December 12, 2011, the Company issued a total of 2,727,273 shares to Black Sands Holding Inc. These shares were previously recorded as stock payable on September 30, 2011.

On December 12, 2011, the Company issued a total of 750,000 shares to Mr. Alvaro Valencia, CEO and Director of the Company, under the Independent Consulting Agreement between the Company and CEO. These shares were previously recorded as stock payable on September 30, 2011.

During the quarter ended December 31, 2011, the Company recorded $42,500 for stock-based compensation payable related to 250,000 shares of common stock earned by Mr. Alvaro Valencia, CEO and Director of the Company.  On October 31, 2011, under the Independent Consultant Agreement between the Company and the CEO, 250,000 shares of common stock vested and were valued based on the closing price of our shares of common stock on October 31, 2011.  At September 30, 2011 and December 31, 2011, 166,667 shares of common stock were recorded in stock payable on the balance sheet at an estimated value based on the closing price of our shares of common stock at September 30, 2011 and December 31, 2011, respectively.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Overview

American Power Corp (which we refer to herein as the “Company”, “us”, or “we”) was incorporated in the State of Nevada as a for-profit company on August 7, 2007. We are an exploration stage company whose intended business purpose is coal, oil, and natural gas exploration, development, and production. At the time of our incorporation, we were incorporated under the name “Teen Glow Makeup, Inc.” and our original business plan was to create a line of affordable teen makeup for girls. On November 20, 2009, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with two stock purchase agreements by and between Mr. Petersen and Ms. Pamela Hutchinson, and Ms. Andrea Mizushima, respectively. On March 31, 2010, we changed our intended business purpose to that of coal, oil, and natural gas exploration, development, and production.

Our current primary business focus is to acquire, explore, and develop coal, oil, and gas exploration properties in the United States of North America, with a particular focus on the Rocky Mountain region. On March 30, 2010, our Board of Directors approved the proposal to change the Company’s name and to effect a 340 for 1 forward stock split. The Certificate of Change for the forward stock split was filed with and approved by the Nevada Secretary of State on April 28, 2010. Also on April 28, 2010, Articles of Amendment were filed and approved with the Nevada Secretary of State to change the name of the Corporation to American Power Corp. The Articles of Amendment also changed the authorized amount of capital stock to Five Hundred Million (500,000,000) shares of Common Stock, par value $0.001.

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

Coal, oil, and gas exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have yet to acquire exploration properties, upon which we will commence the initial phase of exploration.  We have acquired an assignment of certain contractual rights in coal and minerals located in Judith Basin County, Montana, collectively described as the “Pace Coal Project”, however these rights are speculative in nature and additional exploration work is required to determine their value. In that regard, an exploration drilling program consisting of three phases has been planned for the Pace Coal Project this year. Once we have completed each phase of the exploration drilling program, we will make a decision as to whether or not we proceed with the development of the Pace Coal Project based upon the analysis of the results of that program. Even if we complete our proposed exploration program on the Pace Coal Project or on other properties that we acquire in the future, and we are successful in identifying the presence of coal and/or hydrocarbons, we will have to spend substantial funds on further drilling, engineering studies, environmental, and mine feasibility studies before we will know if we have a commercially viable coal, oil, and gas deposit or reserve.

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

Results of Operations for the Three Months ended December 31, 2011 and 2010

Revenues

The Company has yet to generate any revenues.

Expenses

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

We had a net loss of $461,831 for the three months ended December 31, 2011, which was $1,516 greater than the net loss of $460,315 for the three months ended December 31, 2010. There has not been a significant change in net loss between the three month periods.  The decrease in management fees has been approximately offset by an increase in mineral property exploration costs.

 Interest expense of $78,813 for the three months ended December 31, 2011, as compared to interest expense of $88,492 for the three months ended December 31, 2010, comprises of accretion expense related to debt discount recorded on the promissory notes.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011, reflects current assets of $271,279 which includes cash of $261,067. Our deficit in working capital at December 31, 2011 is $426,533.

	As at December 31, 2011	As at September 30, 2011
Current assets	$271,279	$647,610
Current liabilities	697,812	672,887
Working capital (deficit)	$(426,533)	$(25,277)

Operating Activities

Net cash flows used in operating activities were $336,558 and $147,625 for the three months ended December 31, 2011 and 2010, respectively. Negative cash flows from operating activities are primarily attributable to a net loss of $461,831 and $460,315 for the three months ended December 31, 2011 and 2010, respectively.

Investing Activities

Net cash flows used in investing activities were $32,232 and $5,890 for the three months ended December 31, 2011 and 2010, respectively. Negative cash flows for the three months ended December 31, 2011 was due to the purchase of a reclamation bond in the amount of $32,232.

Financing Activities

Net cash flows used in financing activities were $0 and $200,000 for the three months ended December 31, 2011 and 2010, respectively.

	Three months ended December 31,
	2011	2010
Net Cash Used in Operating Activities	$(336,558)	$(147,625)
Net Cash Used in Investing Activities	(32,232)	(5,890)
Net Cash Used in Financing Activities	-	(200,000)
Net Decrease in Cash	$(368,790)	$(353,515)

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no existing off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

As of December 31, 2011, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2011, our internal controls over financial reporting are effective and provide reasonable assurance of achieving their objective.

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended September 30, 2011.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2011, the Company issued a total of 2,727,273 shares to Black Sands Holding Inc. These shares were previously recorded as stock payable on September 30, 2011.

On December 12, 2011, the Company issued a total of 750,000 shares to Mr. Alvaro Valencia, CEO and Director of the Company, under the Independent Consulting Agreement between the Company and CEO. These shares were previously recorded as stock payable on September 30, 2011.

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

AMERICAN POWER CORPORATION (Registrant)

Date: February 14, 2012	By:	/s/ Alvaro Valencia
Alvaro Valencia Chief Executive Officer, President and Director

Date: February 14, 2012	By:	/s/ Johannes Petersen
Johannes Petersen Chief Financial Officer, Secretary, and Director