Form 10-Q
period 2012-03-31
AMERICAN POWER CORP.
filed 2012-05-15
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of May 15, 2012: 99,080,419

ITEM 1. FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS (Unaudited)

	March 31, 2012	September 30, 2011

ASSETS
CURRENT ASSETS
Cash	$133,158	$629,857
Prepaids and deposit	46,071	17,753
TOTAL CURRENT ASSETS	179,229	647,610

LONG TERM ASSETS
Mineral property	2,670,500	2,670,500
Reclamation bond	125,108	92,876
Equipment - net	2,598	3,218
Website - net	21,429	26,297
TOTAL LONG TERM ASSETS	2,819,635	2,792,891
TOTAL ASSETS	$2,998,864	$3,440,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$145,195	$241,637
Promissory notes, current portion	400,000	431,250
TOTAL CURRENT LIABILITIES	545,195	672,887

LONG TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $386,754 ($777,442 – September 30, 2011)	2,113,246	1,691,308
TOTAL LONG TERM LIABILITIES	2,113,246	1,691,308
TOTAL LIABILITIES	2,658,441	2,364,195

STOCKHOLDERS’ EQUITY
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
99,080,419 shares of common stock (92,952,085 September 30, 2011)	99,080	92,951
Additional paid in capital	4,200,911	2,957,037
Stock payable	23,333	867,500
Accumulated deficit during the exploration stage	(3,982,901)	(2,841,182)
TOTAL STOCKHOLDERS’ EQUITY	340,423	1,076,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,998,864	$3,440,501

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,		Cumulative results (August 7, 2007) from inception
	2012	2011	2012	2011	March 31, 2012
REVENUES

Revenues	$-	-	$-	-	$-
Total revenues	-	-	-	-	-

EXPENSES

Office and general	172,268	87,703	212,523	129,643	570,907
Management fees	73,333	320,833	153,333	613,333	1,154,497
Professional fees	52,695	31,168	100,473	53,444	310,615
Gain on debt forgiveness	-	-	-	-	(8,000)
Exploration costs	69,717	30,649	284,702	45,756	725,596
Total expenses	(368,013)	(470,353)	(751,031)	(842,176)	(2,753,615)

OTHER INCOME (EXPENSE)
Interest expense	(78,813)	(82,169)	(157,626)	(170,661)	(683,347)
Loss on extinguishment of debt	(233,062)	-	(233,062)	-	(470,869)
Total other expenses	(311,875)	(82,169)	(390,688)	(170,661)	(1,154,216)

NET LOSS	$(679,888)	$(552,522)	$(1,141,719)	$(1,012,837)	$(3,907,831)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	97,652,753	91,603,914	95,650,604	91,320,318

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 7, 2007) to March 31, 2012
(Unaudited)
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Stock Payable	Accumulated deficit during the exploration stage	Total

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001per share on August 13, 2007	44,200,000	44,200	-	(8,500)	-	(35,700)	-
Net loss	-	-	-	-	-	(2,525)	(2,525)
Balance, September 30, 2007	44,200,000	44,200	-	(8,500)	-	(38,225)	(2,525)

Subscription Receivable	-	-	-	8,500	-	-	8,500
Common stock issued for cash at $0.03per share July and August 2008	43,180,000	43,180	-	-	-	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	87,380,000	87,380	-	-	-	(90,559)	(3,179)

Net loss	-	-	-	-	-	(21,338)	(21,338)
Balance, September 30, 2009	87,380,000	87,380	-	-	-	(111,897)	(24,517)

Forgiveness of debt by former director	-	-	16,198	-	-	-	16,198
Common Stock, issued for mineral property at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	-	-	-	115,000
Common stock issued for cash at $0.50per share June 25, 2010	800,000	800	399,200	-	-	-	400,000
Common stock to be issued on debt totaling $208,603 (including interest of $8,603) conversion at $0.50 per share September 10, 2010	-	-	-	-	446,410	-	446,410
Common stock to be issued for services at $0.96 per share at September 30, 2010	-	-	-	-	160,000	-	160,000
Private placement received in advance	-	-	-	-	500,000	-	500,000
Net loss	-	-	-	-	-	(777,221)	(777,221)
Balance, September 30, 2010	90,480,000	90,480	528,098	-	1,106,410	(889,118)	835,870

Common stock issued for 595,238 units at $0.84 per unit on October 5, 2010	595,238	595	499,405	-	(500,000)	-	-
Common stock issued for 449,438 units at $0.89 per unit on January 25, 2011	449,438	449	399,551	-	-	-	400,000
Common stock issued for 510,204 units at $0.98 per unit on February 23, 2011	510,204	510	499,490	-	-	-	500,000
Common stock issued for stock payable on April 5, 2011	417,205	417	445,993	-	(446,410)	-	-
Common stock issued for services on April 5, 2011 , 250,000 shares vested on October 31, 2010 and 250,000 shares vested on January 31, 2011	500,000	500	584,500	-	(160,000)	-	425,000
Common stock to be issued for 2,727,273 units at $0.22 per unit on August 9, 2011	-	-	-	-	600,000	-	600,000
Common stock to be issued for services at September 30, 2011	-	-	-	-	267,500	-	267,500
Net loss	-	-	-	-	-	(1,952,064)	(1,952,064)

Balance, September 30, 2011	92,952,085	$92,951	$2,957,037	$-	$867,500	$(2,841,182)	$1,076,306

Common stock issued for stock payable on December 12, 2011	2,727,273	2,727	597,273	-	(600,000)	-	-
Common stock issued for services on December 12, 2011 , 250,000 shares vested on April 30, 2011, 250,000 shares vested on July 31, 2011 and 250,000 shares vested on October 31, 2011	750,000	750	289,250	-	(267,500)	-	22,500
Common stock issued for services on February 1, 2012 , 250,000 shares vested on January 31, 2012	250,000	250	42,250	-	-	-	42,500
Common stock issued for 734,394 units at $0.16 per unit on February 17, 2012	734,394	734	116,769	-	-	-	117,503
Common stock issued for 1,666,667 units at $0.12 per unit on February 21, 2012	1,666,667	1,667	198,333	-	-	-	200,000
Common stock to be issued for services at March 31, 2012	-	-	-	-	23,333	-	23,333

Net loss	-	-	-	-	-	(1,141,719)	(1,141,719)
Balance, March 31, 2012	99,080,419	$99,080	$4,200,911	$-	$23,333	$(3,982,901)	$340,423

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months Ended March 31, 2012	Six months Ended March 31, 2011	Cumulative results from inception (August 7, 2007) to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,141,719)	$(1,012,837)	$(3,907,831)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	5,488	5,528	19,875
Stock-based compensation	205,836	558,333	1,058,336
Accretion of debt discount	157,626	170,662	683,287
Gain on forgiveness of debt	-	-	(8,000)
Loss onforgiveness of debt	233,062	-	470,869
(Increase) in prepaid expenses	(28,318)	(48,629)	(46,071)
Decrease in advances to related party	-	18,416	-
(Decrease) increase in accounts payable and accrued liabilities	(96,442)	25,074	153,195
NET CASH USED IN OPERATING ACTIVITIES	(664,467)	(283,453)	(1,576,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	(7,754)	(38,945)
Equipment	-	-	(4,957)
Mineral property	-	-	(350,000)
Reclamation bond	(32,232)	-	(125,108)
NET CASH USED IN INVESTING ACTIVITIES	(32,232)	(7,754)	(519,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	200,000	900,000	2,612,310
Loans from related party	-	-	16,198
Proceeds from notes payable	-	-	200,000
Payment on promissory note	-	(400,000)	(600,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	500,000	2,228,508

NET INCREASE (DECREASE) IN CASH	(496,699)	208,793	133,158

CASH, BEGINNING OF PERIOD	629,857	520,852	-

CASH, END OF PERIOD	$133,158	$729,645	$133,158
Supplemental information:
Interest paid in cash	$-	$-	$-
Taxes paid in cash	$-	$-	$-
Supplemental cash flow information and noncash financing activities:
Common stock payable for property acquisition	$-	$-	$115,000
Promissory notes issued for property	$-	$-	$2,405,500
Forgiveness of debt by former director	$-	$-	$16,198
Common stock issued to satisfy common stock payable	$867,500	$500,000	$1,973,910
Conversion of debt totalling $208,603, (including interest of $8,603) for common stock	$-	$-	$464,410
The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the six months ended March 31, 2012, and from inception (August 7, 2007) to March 31, 2012, the Company had a net loss of $1,141,719 and $3,907,831, respectively.

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
March 31, 2012
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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2012, or which are expected to impact future periods, which were not already adopted and disclosed in prior periods.

NOTE 4 – COAL AND OTHER MINERAL PROPERTIES

On March 26, 2012, the Company entered into an Amended and Restated Coal Buy Sell Agreement (the “Coal Amendment”), by and between the Company and JBM Energy Company, LLC (“JBM”), amending and restating the terms of that certain Coal Buy and Sell Agreement (“Coal Agreement”), dated as of February 4, 2010, by and between JBM and Future Gas Holdings, Ltd. (“Future Gas”), which Coal Agreement was subsequently assigned by Future Gas to the Company pursuant to that certain Assignment and Assumption of Coal Agreement, dated as of March 31, 2010, by and among JBM, Future Gas, and the Company.

The Coal Amendment extended the date upon which the Company must complete a reserve study and mine feasibility study from April 9, 2012 to April 9, 2013. However, the Company represents that it will make every effort in good faith to complete its drilling plan in 2012 and have Weir International, Inc. finalize and prepare a preliminary reserve study and mine feasibility study and mining plan as soon as possible thereafter. The Coal Amendment also provides that the Company’s payment of $100,000 to JBM  that was previously due 90 days following the completion of the mining and reserve study and to be no later than April 9, 2012 is now due on the earlier of (i) sixty (60) days following the effective date of the registration statement (the "Registration Statement") with respect to the Standby Equity Distribution Agreement (the “SEDA”), dated as of February 17, 2012, by and between the Company and YA Global Master SPV Ltd. or (ii) December 9, 2012, and delays the first interest payment due under the Coal Agreement until July 9, 2012.  Finally, the Company’s payment obligations under the Coal Amendment are evidenced by an amended and restated promissory note of the Company in favor of JBM, dated as of March 26, 2012, with a current principal balance of $1,350,000, an interest rate of 5% per annum and monthly payments of $100,000 plus accrued interest commencing on April 9, 2013 (the “Coal Promissory Note”). The Coal Promissory Note replaces that Promissory Note, dated as of April 9, 2010, by the Company in favor of JBM. The Promissory Note, dated as of  April 9, 2010 required that starting July 9, 2014, the principal balance of $1,250,000 shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment.

On March 26, 2012, the Company entered into an Amended and Restated Mineral Buy Sell Agreement (the “Mineral Amendment”), by and between the Company and Russell B. Pace, Jr. (“Pace”), amending and restating the terms of that certain Mineral Buy and Sell Agreement (the “Mineral Agreement”), dated as of February 4, 2010, by and between Pace and Future Gas, which Mineral Agreement was subsequently assigned by Future Gas to the Company pursuant to that certain Assignment and Assumption of Mineral Agreement, dated as of April 9, 2010, by and among Pace, Future Gas, and the Company.

NOTE 4 – COAL AND OTHER MINERAL PROPERTIES - (continued)

The Mineral Amendment delays the Company’s payment of $100,000 to Pace until the earlier of (i) sixty (60) days following the effective date of the Registration Statement or (ii) December 9, 2012, and delays the first interest payment due under the Mineral Agreement until July 9, 2012. An additional $200,000 will be payable to Pace upon the earlier of (i) ninety (90) days following the effective date of the Registration Statement or (ii) December 9, 2012. The $100,000 and $200,000 amounts were to be previously paid 90 days and 180 days, respectively, following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Finally, the Company’s payment obligations under the Mineral Agreement are evidenced by an amended and restated promissory note of the Company in favor of Pace, dated as of March 26, 2012, with a current principal balance of $1,550,000, an interest rate of 5% per annum and monthly payments of $100,000 plus accrued interest commencing on April 9, 2013 (the “Mineral Promissory Note”). The Mineral Promissory Note replaces that certain Promissory Note, dated as of  April 9, 2010, by the Company in favor of Pace. The Promissory Note, dated as of April 9, 2010 required that starting July 9, 2014, the principal balance of $1,250,000 shall be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $233,062 in the line item “Loss on extinguishment of debt” in Statements of Operations

NOTE 5 - CAPITAL STOCK

On December 12, 2011, the Company issued a total of 2,727,273 shares, valued at $600,000, to Black Sands Holding Inc. These shares were previously recorded as stock payable on September 30, 2011.

On December 12, 2011, the Company issued a total of 750,000 shares, valued at $290,000, to Mr. Alvaro Valencia, CEO and Director of the Company under the Independent Consulting Agreement between the Company and CEO. $267,500 of these shares were previously recorded as stock payable on September 30, 2011.

On February 1, 2012, the Company issued a total of 250,000 shares, valued at $42,500, to Mr. Alvaro Valencia, CEO and Director of the Company under the Independent Consulting Agreement between the Company and CEO. The shares were valued based on the closing price of our common stock on January 31, 2012, the date the stock grant vested.

On February 17, 2012, the Company issued a total of 734,394 shares of common stock to YA Global Master SPV Ltd. as a commitment fee for the following contemplated transactions:

(1)
On February 17, 2012, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Master SPV Ltd. (“YA Global”) pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global, and YA Global agrees to purchase, shares of its common stock, $0.001 par value per share for a total purchase price of up to four million dollars ($4,000,000). Each sale of Common Stock, pursuant to an advance notice under the SEDA (each an “advance notice”), shall be limited to the greater of (1) $250,000 and (2) the average of the daily value traded for each of the 10 trading days prior to the applicable advance notice. For each share of Common Stock purchased pursuant to the SEDA, YA Global will pay to the Company ninety-five (95%) of the market price, defined as the average of the two lowest daily volume weighted average price of the Common Stock during the five (5) consecutive trading days following delivery by the Company of an advance notice, which price shall not be less than 90% of the volume weighted average price on the trading day prior to the advance notice date. Under the SEDA, the Company cannot sell shares of Common Stock until such time as it files with the Securities and Exchange Commission (“SEC”) a registration statement (the “Registration Statement”) registering the resale of the shares of Common Stock to be sold to YA Global, and such registration statement is declared effective by the SEC. The Company is not obligated to sell any shares of Common Stock under the SEDA and there are no minimum commitments or minimum use penalties. The SEDA, unless terminated by the Company, shall terminate on the earlier of (i) March 1, 2014, or (ii) the date on which YA Global shall have purchased shares of Common Stock with an aggregate purchase price of $4,000,000.

(2)
On February 17, 2012, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with YA Global pursuant to which the Company may issue and sell to YA Global, and YA Global shall purchase, secured convertible notes (the “Notes”) in an aggregate principal amount of up to $200,000, which Notes are convertible into Common Stock. the Company may notify YA Global in writing of its intent to sell a Note to YA Global at any time and from time to time after the Company’s initial filing of the Registration Statement and prior to the earlier of the date on which such Registration Statement is declared effective by the SEC and August 13, 2012, subject to the satisfaction (or waiver) of certain terms and conditions. Notes are issuable with principal amounts not to exceed $50,000 and, other than with respect to the first Note purchased by YA Global, there must be at least 30 days between Note Purchases.

NOTE 5 - CAPITAL STOCK- (continued)

Each Note issued pursuant to the Note Purchase Agreement shall mature on August 13, 2012 and shall bear interest at a rate equal to 8% per annum, payable upon the maturity of such Note. In addition, YA Global shall have the right to convert any portion of any outstanding Note, including any accrued interest, into shares of Common Stock, at a conversion rate equal to the daily volume weighted average price of the Common Stock for the three trading days prior to such Note’s issuance (the “Conversion Price”) The Company may also redeem all or any portion of any outstanding Notes, including any accrued interest, upon advanced written notice to YA Global, provided that the daily volume weighted average price of the Common Stock on the date of redemption is greater than the Conversion Price.

The commitment fee’s estimated value of $117,503 is based on the closing price of our common stock at February 17, 2012 and is included in the line item “Office and general” in Statements of Operations.

On February 21, 2012, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., to subscribe to and purchase 1,666,667 units valued at $0.12 per unit for an aggregate purchase price of $200,000.  Each unit consists of one share of the Company’s common stock and one warrant.   Each warrant entitles the holder to purchase one additional share of the Company’s common stock at an exercise price of $0.18 for a period of three years.

During the quarter ended March 31, 2012, the Company recorded $23,333 for stock-based compensation payable related to 250,000 shares of common stock earned by Mr. Alvaro Valencia, CEO and Director of the Company. On January 31, 2012, under the Independent Consultant Agreement between the Company and the CEO, 250,000 shares of common stock vested and were valued based on the closing price of our shares of common stock on January 31, 2012.  At September 30, 2011 and March 31, 2012, 166,667 shares of common stock were recorded in stock payable on the balance sheet at an estimated value based on the closing price of our shares of common stock at September 30, 2011 and March 31, 2012, respectively.

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

Market Overview for Plan of Operation

Coal production in the United States in 2010 reached a level of 1,084.4 million short tons (811.9 million short tons between January and September of 2011) according to data from the Energy Information Administration (EIA), an increase of 0.9% from the 2009 level. Wyoming continued to be the largest coal producing State with 442.5 million short tons, 2.6% higher than the 2009 level. By rank, bituminous coal represented 46.9% of total coal production in 2010, followed closely by subbituminous with 46.2%, while lignite and anthracite coal represented 6.7% and 0.2%, respectively.

Coal consumption in the United States rebounded in 2010, reaching a level of 1,051.3 million short tons (776.3 million short tons between January and September of 2011), an increase of 5.1% from the 2009 level, with all coal-consuming sectors, except commercial and institutional users, having higher consumption for the year. The electric power sector (electric utilities and independent power producers), which consumes about 93% of all coal in the US, is the overriding force for determining total domestic coal consumption. Coal consumption in the electric power sector increased 4.4% to end 2010 at 975.1 million short tons (719.9 million short tons between January and September of 2011). Coal consumption in the non-electric power sector (comprised of other industrial, coking coal, and the commercial and institutional sectors) increased in 2010 as the economy rebounded. Coal consumption at coke plants increased by 37.6% to end 2010 at 21.1 million short tons (16.0 million short tons between January and September of 2011).

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

Western Region (includes Montana)

The Western Region is the largest coal-producing region in the US. In 2010 coal production increased by 1.1% to a total of 591.6 million short tons (429.4 million short tons between January and September 2011). Even with the increase in production, the production level was still below the 2008 level of 633.6 million short tons.

In 2010, Montana, the second largest coal-producing State in the Western Region, produced a total of 44.7 million short tons (29,8 million short tons between January and September 2011), an increase of 13.3% or 5.2 million short tons from the 2009 level. A total of six mines in Montana produced 44.4 million short tons of subbituminous coal and 0.3 million short tons of lignite coal in 2010. Three mines had large increases in coal production in 2010, which were more than enough to offset the decrease of 1.5 million short tons at Decker Coal Company’s Decker mine. Spring Creek Coal’s Spring Creek mine had an increase of 1.7 million short tons, Western Energy’s Rosebud mine had an increase of 1.9 million short tons and Signal Peak Energy’s Bull Mountain No.1 mine had an increase of 3.6 million short tons.

Results of Operations for the Six and Three Months ended March 31, 2012 and 2011

Revenues

The Company has yet to generate any revenues.

Expenses

Six months ended March 31, 2012 compared to the six months ended March 31, 2011

We had a net loss of $1,141,719 for the six months ended March 31, 2012, which was $128,882 greater than the net loss of $1,012,837 for the six months ended March 31, 2011. This increase in net loss in the current period is primarily the result of an increase of office and general expenses, professional fees, and mineral property exploration costs.

Interest expense of $157,626 for the six months ended March 31, 2012, as compared to $170,661 for the 2011 period, is accretion related to debt discount recorded on the promissory notes. A loss on the extinguishment of debt $233,062 was recorded upon the Company entering into an Amended and Restated Coal Buy Sell Agreement and Amended and Restated Mineral Buy Sell Agreement on March 26, 2012.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

We had a net loss of $679,888 for the three months ended March 31, 2012, which was $127,366 greater than the net loss of $552,522 for the three months ended March 31, 2011. This increase in net loss in the current period is primarily the result of an increase of office and general expenses, professional fees, and mineral property exploration costs.

 Interest expense of $78,813 for the three months ended March 31, 2012, as compared to interest expense of $82,169 for the three months ended March 31, 2011, is accretion related to debt discount recorded on the promissory notes. A loss on the extinguishment of debt $233,062 was recorded upon the Company entering into an Amended and Restated Coal Buy Sell Agreement and Amended and Restated Mineral Buy Sell Agreement on March 26, 2012.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012, reflects current assets of $179,229 which includes cash of $133,158. Our deficit in working capital at March 31, 2012 is $365,966.

	As at March 31, 2012	As at September 30, 2011
Current assets	$179,229	$647,610
Current liabilities	545,195	672,887
Working capital (deficit)	$(365,966)	$(25,277)

Operating Activities

Net cash flows used in operating activities were $664,467 and $283,453 for the six months ended March 31, 2012 and 2011, respectively. Negative cash flows from operating activities are primarily attributable to a net loss of $1,141,719 and $1,012,837 for the six months ended March 31, 2012 and 2011, respectively.

Investing Activities

Net cash flows used in investing activities were $32,232 and $7,754 for the six months ended March 31, 2012 and 2011, respectively. Negative cash flows for the six months ended March 31, 2012 was due to the purchase of a reclamation bond in the amount of $32,232.

Financing Activities

Net cash flows provided by financing activities were $200,000 and $500,000 for the six months ended March 31, 2012 and 2011, respectively. During six months ended March 31, 2012 we issued units comprising shares of our common stock for total proceeds of $200,000.

	Six months ended March 31,
	2012	2011
Net Cash Used in Operating Activities	$(664,467)	$(283,453)
Net Cash Used in Investing Activities	(32,232)	(7,754)
Net Cash Provided by Financing Activities	200,000	500,000

Net Increase (Decrease) in Cash	$(496,699)	$208,793

On February 17, 2012, the Company issued a total of 734,394 shares of common stock to YA Global Master SPV Ltd. as a commitment fee for the following contemplated transactions:

(1)
On February 17, 2012, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Master SPV Ltd. (“YA Global”) pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global, and YA Global agrees to purchase, shares of its common stock, $0.001 par value per share for a total purchase price of up to four million dollars ($4,000,000). Each sale of Common Stock, pursuant to an advance notice under the SEDA (each an “advance notice”), shall be limited to the greater of (1) $250,000 and (2) the average of the daily value traded for each of the 10 trading days prior to the applicable advance notice. For each share of Common Stock purchased pursuant to the SEDA, YA Global will pay to the Company ninety-five (95%) of the market price, defined as the average of the two lowest daily volume weighted average price of the Common Stock during the five (5) consecutive trading days following delivery by the Company of an advance notice, which price shall not be less than 90% of the volume weighted average price on the trading day prior to the advance notice date. Under the SEDA, the Company cannot sell shares of Common Stock until such time as it files with the Securities and Exchange Commission (“SEC”) a registration statement (the “Registration Statement”) registering the resale of the shares of Common Stock to be sold to YA Global, and such registration statement is declared effective by the SEC. The Company is not obligated to sell any shares of Common Stock under the SEDA and there are no minimum commitments or minimum use penalties. The SEDA, unless terminated by the Company, shall terminate on the earlier of (i) March 1, 2014, or (ii) the date on which YA Global shall have purchased shares of Common Stock with an aggregate purchase price of $4,000,000.

(2)
On February 17, 2012, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with YA Global pursuant to which the Company may issue and sell to YA Global, and YA Global shall purchase, secured convertible notes (the “Notes”) in an aggregate principal amount of up to $200,000, which Notes are convertible into Common Stock. the Company may notify YA Global in writing of its intent to sell a Note to YA Global at any time and from time to time after the Company’s initial filing of the Registration Statement and prior to the earlier of the date on which such Registration Statement is declared effective by the SEC and August 13, 2012, subject to the satisfaction (or waiver) of certain terms and conditions. Notes are issuable with principal amounts not to exceed $50,000 and, other than with respect to the first Note purchased by YA Global, there must be at least 30 days between Note Purchases.

Each Note issued pursuant to the Note Purchase Agreement shall mature on August 13, 2012 and shall bear interest at a rate equal to 8% per annum, payable upon the maturity of such Note. In addition, YA Global shall have the right to convert any portion of any outstanding Note, including any accrued interest, into shares of Common Stock, at a conversion rate equal to the daily volume weighted average price of the Common Stock for the three trading days prior to such Note’s issuance (the “Conversion Price”) The Company may also redeem all or any portion of any outstanding Notes, including any accrued interest, upon advanced written notice to YA Global, provided that the daily volume weighted average price of the Common Stock on the date of redemption is greater than the Conversion Price.

The commitment fee’s estimated value of $117,503 is based on the closing price of our common stock at February 17, 2012 and is included in the line item “Office and general” in Statements of Operations.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no existing off-balance sheet arrangements, as defined under SEC rules.

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

As of March 31, 2012, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2012, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

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

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.   RISK FACTORS

In addition to the information reported under this item on our 10K filed for the year ended September 30, 2011, you should carefully consider the following risk factors, which could materially affect our business, financial condition or future results.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

At March 31, 2012 we had an accumulated loss since inception of $3,907,831.  Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. As such, our independent auditors have included in their auditor report an explanatory paragraph that states that our continuing losses from operations raise substantial doubt as to our ability to continue as a going concern.

There are substantial risks associated with the SEDA with YA Global, which could contribute to the decline of our stock price and have a dilutive impact on our existing stockholders.

The sale of shares of our common stock pursuant to the SEDA will have a dilutive impact on our stockholders. YA Global is not restricted in its ability to re-sell the shares we issue to them, and any such re-sales could cause the market price of our common stock to decline. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA Global in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2012, the Company issued a total of 250,000 shares to Mr. Alvaro Valencia, CEO and Director of the Company under the Independent Consulting Agreement between the Company and CEO.

On February 17, 2012, the Company issued a total of 734,394 shares of common stock to YA Global Master SPV Ltd. as a commitment fee for the following contemplated agreements: (i) Standby Equity Distribution Agreement and (ii) Note Purchase Agreement.

On February 21, 2012, the Company issued a total of 1,666,667 units to Black Sands Holding Inc.  Each unit consists of one share of the Company’s common stock and one warrant.   Each warrant entitles the holder to purchase one additional share of the Company’s common stock at an exercise price of $0.18 for a period of three years.

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

AMERICAN POWER CORPORATION (Registrant)

Date: May 15, 2012	By:	/s/ Alvaro Valencia
Alvaro Valencia Chief Executive Officer, President and Director

Date: May 15, 2012	By:	/s/ Johannes Petersen
Johannes Petersen Chief Financial Officer, Secretary, and Director