Form 10-K/A
period 2011-09-30
AMERICAN POWER CORP.
filed 2012-06-21
CIK 1436174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

American Power Corp. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission on January 5, 2012 (the “Original Filing”), to make the following amendments:

1.	This Amendment includes supplemental information concerning the anticipated market prices for coal in the Powder River and Unita Basins. .

2.
This Amendment includes supplemental information concerning (i) the nature of the Company’s ownership in its properties, (ii) how such ownership was acquired, (iii) the material terms of the agreements securing the Company’s ownership, and (iv) the mineral characteristics of such properties.

3.	This Amendment provides a map showing the location and access of the Company’s properties.

4.	This Amendment provides a description of the permitting requirements for the development of the Company’s properties.

5.
This Amendment provides a description of the Company’s quality estimates concerning its mineral discoveries as well as the Quality Assurance/Quality Control protocols the Company has developed concerning its sample collection and preparation process.

6.	This Amendment updates certain information concerning the Company’s drilling plan and geological report being prepared by Weir International, Inc.

In addition to the corrections above, this Amendment also restates “Item 15. Exhibits, Financial Statement Schedules” to include corrected and currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

The Original Filing has not been amended, updated or otherwise modified, to not reflect events occurring after January 5, 2012, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

i

AMERICAN POWER CORPORATION

TABLE OF CONTENTS
Page

PART I	4

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

Our current primary business focus is to acquire, explore and develop coal, oil and gas properties in the United States, with a particular focus on the Rocky Mountains region. On March 30, 2010, our Board of Directors approved the proposal to change the Company’s name and to effect a 340-for-1 forward stock split. The Certificate of Change for the forward stock split was filed and approved by the Nevada Secretary of State on April 28, 2010. Also on April 28, 2010, Articles of Amendment were filed and approved with the Nevada Secretary of State to change the name of the Corporation to American Power Corporation. The Articles of Amendment also changed the authorized amount of capital stock to Five Hundred Million (500,000,000) shares of Common Stock, par value $0.001.

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

 Market Overview for Plan of Operation

Coal production in the United States in 2010 reached a level of 1,084.4 million short tons (811.9 million short tons between January and September of 2011) according to data from the Energy Information Administration (EIA), an increase of 0.9% from the 2009 level. Wyoming continued to be the largest coal-producing state with 442.5 million short tons, 2.6% higher than the 2009 level. By rank, bituminous coal represented 46.9% of total coal production in 2010, followed closely by subbituminous coal with 46.2%, while lignite and anthracite coal represented 6.7% and 0.2% of the total, respectively.

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

According to data for 2010, domestic coal prices averaged $35.61 per short ton. By coal rank, the average price in 2010 for bituminous coal was $60.88 per short ton, $14.11 per short ton for subbituminous coal, $18.76 per short ton for lignite coal and $59.51 per short ton for anthracite coal.

 Western Region (includes Montana)

The Western Region is the largest coal–producing region in the US. In 2010, coal production increased by 1.1% to a total of 591.6 million short tons (429.4 million short tons between January and September 2011). Even with the increase in production, the production level was still below the 2008 level of 633.6 million short tons.

In 2010, Montana, the second largest coal–producing state in the Western region, produced a total of 44.7 million short tons (29.8 million short tons between January and September 2011), an increase of 13.3% or 5.2 million short tons from the 2009 level. A total of six mines in Montana produced 44.4 million short tons of subbituminous coal and 0.3 million short tons of lignite coal in 2010. Three mines had large increases in coal production in 2010, which were more than enough to offset the decrease of 1.5 million short tons at Decker Coal Company’s Decker mine. Spring Creek Coal’s Spring Creek mine had an increase of 1.7 million short tons, Western Energy’s Rosebud mine had an increase of 1.9 million short tons and Signal Peak Energy’s Bull Mountain No. 1 mine had an increase of 3.6 million short tons.

According to data from the U.S. Energy Information Administration (EIA), domestic coal prices in 2010 averaged $35.63 per short ton. By coal rank, the average price in 2010 for bituminous coal was $60.56 per short ton, $13.99 per short ton for subbituminous coal, $18.47 per short ton for lignite coal and $60.56 per short ton for anthracite coal.

The following chart shows the average market price by coal rank for the period 2006–2010:

Due to its characteristics (i.e., bituminous coal, high energy content and sulfur content), we consider the coal in the PACE Coal property to be more comparable to the Illinois Basin coal. According to the EIA, the Illinois Basin coal price (11,800 Btu, 5.0 SO2) was $49.50 per short ton on April 27, 2012.

Internationally, Atlantic prices have declined as high European imports through the first half of 2011, combined with the warm Northern Hemisphere winter and falling industrial production, have left power plants with ample inventory. At the same time, the U.S. domestic market’s depression exacerbated the supply–side issues in the form of increased U.S. exports and decreased U.S. imports. This freed up additional tonnage from Colombia, as it exported almost 4.5Mt less coal to the U.S. in 2011 than 2010. China and India will likely be the key drivers of the global seaborne market, where robust electricity generation continues to drive strong thermal coal demand. We anticipate thermal coal prices to normalize over the course of 2012, gradually moving higher as inventories are worked down and the lingering effects of the warm Northern Hemisphere winter slowly drop out of the market. Beyond 2012, we expect prices to continue their steady upward trajectory in nominal terms as rising costs justify increasing prices.

Upon completion of the final reserve and mine feasibility studies, we will consider commissioning a market study to determine the relevant market price for our coal as well as the impact of transportation costs, access to ports and export facilities, among other variables, on the final sale price for both domestic and overseas markets.

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

 Existing or Probable Governmental Regulations

Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining has been completed, discharge of materials into the environment, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. Numerous federal, state and local governmental permits and approvals are required for coal mining activities.

We comply with all relevant government regulations at the federal, state and local level. We believe that we have obtained all permits currently required to conduct our mining exploration activities. We do not believe there are any matters that pose a material risk to maintaining our existing permits or that materially hinder our ability to secure future permits.

If we are able to move forward with the development and eventual operation of the Pace Coal Project, we would be subject to the following regulatory requirements.

Mine Safety and Health.  Companies are subject to health and safety standards both at the federal and state level. The regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration (MSHA) is the agency responsible for monitoring compliance with the federal mine health and safety standards. MSHA has various enforcement tools that it can use, including the issuance of monetary penalties and orders of withdrawal from a mine or part of a mine. MSHA has recently taken a number of actions to identify mines with safety issues, and has engaged in targeted enforcement, awareness, outreach and rulemaking activities to reduce the number of mining fatalities, accidents and illnesses. There has also been an industry–wide increase in the monetary penalties assessed for citations of a similar nature.

Black Lung. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. Coal mine operators must also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Historically, less than 7% of the miners currently seeking federal black lung benefits are awarded these benefits. The trust fund is funded by an excise tax on U.S. production of up to $1.10 per ton for deep–mined coal and up to $0.55 per ton for surface–mined coal, neither amount to exceed 4.4% of the gross sales price.

Environmental Laws. Coal companies are subject to various federal and state environmental laws. Some of these laws, discussed below, would place many requirements on any future coal mining operation. Federal and state regulations require regular monitoring of mines and other facilities to ensure compliance.

Surface Mining Control and Reclamation Act. In the U.S., the Surface Mining Control and Reclamation Act of 1977 (SMCRA), which is administered by the Office of Surface Mining Reclamation and Enforcement (OSM), established mining, environmental protection and reclamation standards for all aspects of U.S. surface mining as well as many aspects of deep mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority.

The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee was $0.35 per ton of surface–mined coal and $0.15 per ton of deep–mined coal, effective through September 30, 2007. Pursuant to the Tax Relief and Health Care Act of 2006, from October 1, 2007 through September 30, 2012, the fee is $0.315 per ton of surface–mined coal and $0.135 per ton of underground mined coal. From October 1, 2012 through September 30, 2021, the fee will be reduced to $0.28 per ton of surface–mined coal and $0.12 per ton of underground-mined coal. SMCRA stipulates compliance with many other major environmental programs. These programs include the Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (RCRA); and Comprehensive Environmental Response, Compensation, and Liability Acts (CERCLA, commonly known as Superfund). Besides OSM, other federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The U.S. Environmental Protection Agency (EPA) is the lead agency for states or tribes with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers regulates activities affecting navigable waters and waters of the U.S., including wetlands, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosive blasting materials.

Clean Air Act. The Clean Air Act and the comparable state laws that regulate the emissions of materials into the air affect U.S. coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through the Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter. It is possible that the more stringent national ambient air quality standards (NAAQS) will directly impact future mining operations by, for example, requiring additional controls of emissions from mining equipment and vehicles. In addition, in September 2009, the EPA adopted new rules tightening and adding additional particulate-matter emissions limits for coal preparation and processing plants constructed, reconstructed or modified after April 28, 2008. The Clean Air Act indirectly, but more significantly, affects the coal industry by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other substances emitted by coal–based electricity generating plants. Air emissions programs that may affect future operations, directly or indirectly, include, but are not limited to, the Acid Rain Program, NOx SIP Call, the Clean Air Interstate Rule (CAIR), New Source Performance Standards (NSPS), Maximum Achievable Control Technology (MACT) emissions limits for Hazardous Air Pollutants, the Regional Haze program and New Source Review. In addition, in recent years, the EPA has adopted more stringent NAAQS for particulate matter, nitrogen oxide and sulfur dioxide. The EPA has also proposed a more stringent ozone standard but withdrew it last year; the ozone standard is due for reconsideration in 2013. Many of these programs and regulations have resulted in litigation, which has not been completely resolved.

On July 6, 2011, the EPA finalized its final Cross State Air Pollution Rule (CSAPR) to address interstate transport of emissions from coal–based electrical generation plants. The rule, which was developed to replace CAIR and includes a supplemental rulemaking finalized on December 15, 2011, imposes state–by–state budgets on nitrogen oxides and sulfur dioxide emissions from coal–based electrical generation plants in 23 states from Texas eastward (not including the New England states or Delaware) and provides for an allowance trading program to meet those budgets. While CSAPR has an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia stayed CSAPR and advised that the EPA is expected to continue administering CAIR until the pending challenges are resolved. Expedited briefing on the merits of the challenge is underway. On December 16, 2011, the EPA issued the Mercury and Air Toxic Standards, which impose MACT emission limits on hazardous air emissions from new and existing coal–based electric generating plants. The rule also revised NSPS for nitrogen oxides, sulfur dioxides and particulate matter for coal–based electricity generating plants. The rule provides three years for compliance, or up to four years for existing sources if necessary. In December 2009, the EPA published its finding that atmospheric concentrations of greenhouse gases endanger public health and welfare within the meaning of the Clean Air Act, and that emissions of greenhouse gases from new motor vehicles and new motor vehicle engines are contributing to air pollution that is endangering public health and welfare within the meaning of the Clean Air Act. In May 2010, the EPA published final greenhouse gas emission standards for new motor vehicles pursuant to the Clean Air Act. Both the endangerment finding and motor vehicle standards are the subject of litigation.

Because the Clean Air Act specifies that the prevention of significant deterioration (PSD) program applies once emissions of regulated pollutants exceed either 100 or 250 tons per year (depending on the type of source), millions of sources previously unregulated under the Clean Air Act could be subject to greenhouse gas reduction measures. The EPA published a rule in June 2010 to limit the number of greenhouse gas sources that would be subject to the PSD program. In the so–called “tailoring rule,” the EPA limited the regulation of greenhouse gases from certain stationary sources to those that emit more than 75,000 tons of greenhouse gases per year (for sources that would be subject to PSD permitting regardless of greenhouse gas emissions due to other emissions) or 100,000 tons of greenhouse gases per year (for sources not subject to PSD permitting for any other air emissions), measured by “carbon dioxide equivalent.” Whether the EPA has the statutory authority under the Clean Air Act to adopt the tailoring rule is the subject of litigation. In December 2010, the EPA announced a settlement with states and environmental groups that had filed litigation challenges to the EPA’s decisions not to establish greenhouse gas emission standards for fossil fuel–fired power plants and for petroleum refineries under section 111 of the Clean Air Act. In the settlement, the EPA agreed (1) to sign proposed new source performance standards for new and modified electric utility steam generating units under section 111(b), as well as proposed guidelines for states’ development of emission standards for existing electric utility steam generating units under section 111(d), by July 26, 2011; and (2) to take final action on the proposed section 111(b) standards and section 111(d) guidelines by May 26, 2012. The EPA has not yet proposed these rules. Whatever the EPA determines the new source performance standards to be, this will then be the minimum requirement for best available control technology requirements under the PSD program.

Clean Water Act. The Clean Water Act of 1972 affects U.S. coal mining operations by requiring both technology–based and, if necessary, water quality–based effluent limitations and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (NPDES). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants from mine–related point sources into water. Section 404 of the Clean Water Act requires mining companies to obtain U.S. Army Corps of Engineers permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. States are empowered to develop and apply “in stream” water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. “In stream” standards vary from state to state. Additionally, through the Clean Water Act section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters. States consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity.

Resource Conservation and Recovery Act. RCRA, which was enacted in 1976, affects U.S. coal mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. Typically, the only hazardous wastes generated at a mine site are those from products used in vehicles and for machinery maintenance. Coal mine wastes, such as overburden and coal cleaning wastes, are not considered hazardous wastes under RCRA. Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume–low toxicity coal combustion materials generated at electric utility and independent power producing facilities. In May 2000, the EPA concluded that coal combustion materials do not warrant regulation as hazardous wastes under RCRA. The EPA has retained the hazardous waste exemption for these materials. The EPA is evaluating national waste guidelines for coal combustion materials placed at a mine. National guidelines for mine–fills may affect the cost of ash placement at mines. The EPA revisited its May 2000 determination and proposed new requirements for coal combustion residue (CCR) management on June 21, 2010. That proposal contains two options: (1) to continue to regulate CCR as a non–hazardous waste, or (2) to regulate CCR as special waste under the hazardous waste regulations.

CERCLA (Superfund). CERCLA affects U.S. coal mining and hard rock operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under CERCLA, joint and several liability may be imposed on waste generators, site owners or operators and others, regardless of fault. Under the EPA’s Toxic Release Inventory process, companies are required annually to report the use, manufacture or processing of listed toxic materials that exceed defined thresholds, including chemicals used in equipment maintenance, reclamation, water treatment and ash received for mine placement from power generation customers.

Endangered Species Act. The U.S. Endangered Species Act and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. With respect to obtaining mining permits, protection of endangered or threatened species may have the effect of prohibiting, limiting the extent or causing delays that may include permit conditions on the timing of soil removal, timber harvesting, road building and other mining or agricultural activities in areas containing the affected species.

Use of Explosives. Surface mining operations are subject to numerous regulations relating to blasting activities. The storage of explosives is also subject to federal regulatory requirements.

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

Ownership of Coal Rights

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and JBM Energy entered into an Assignment and Assumption of Coal Agreement (the “Assignment and Assumption of Coal Agreement”) to transfer and assign all of the rights and obligations of Future Gas under a Coal Buy and Sell Agreement, dated as of February 4, 2010, by and between Future Gas and JBM Energy (the “Coal Buy and Sell Agreement”).

Pursuant to the Coal Buy and Sell Agreement, Future Gas agreed to purchase all coal mineral rights owned by JBM Energy in certain real property located in Judith Basin County, Montana, as described in the quit claim deed attached to the Coal Buy and Sell Agreement, for a purchase price of $1,950,000, with JBM Energy retaining a royalty interest of Twenty–Five Cents ($0.25) per ton on all coal when and as mined from the coal property. The purchase price of $1,950,000 was to be paid by Future Gas to JBM Energy on the following terms and schedules: Fifty Thousand U.S. Dollars ($50,000) upon execution of the Coal Buy and Sell Agreement and One Hundred Fifty Thousand U.S. Dollars ($150,000) on the closing date of the Coal Buy and Sell Agreement. The remaining balance of One Million Seven Hundred Fifty Thousand U.S. Dollars ($1,750,000) was to be paid by Future Gas executing and delivering to JBM on the closing date of the Coal Buy and Sell Agreement, a negotiable promissory note payable to JBM with payment terms as follows: $200,000 due 90 days following closing, $200,000 due 270 days following closing, and $100,000 due 90 days following completion of a reserve study and mining plan.  The promissory note was to bear interest at the rate of five percent (5%) per annum, but no interest was due and payable by Future Gas during the first two (2) years following the closing date.  Interest only payments were to be made quarterly during the third and fourth years following the closing date.  Commencing the fifth year following the closing date, the principal balance of One Million Two Hundred Fifty Thousand U.S. Dollars ($1,250,000) was to be paid in eight (8) equal quarterly installments, plus accrued interest on unpaid principal balance to date of each principal payment.  All of the above payments were to be secured by a mortgage on the coal property and the other mineral property being conveyed by JBM Energy to Future Gas at closing.  Pursuant to the Assignment and Assumption of Coal Agreement, on April 9, 2010, we executed a promissory note in favor of JBM Energy on the same terms described above (the “2010 Coal Promissory Note”).

Upon repayment of the Coal Promissory Note, a quit claim deed will be delivery to us conveying the coal mineral rights which are the subject of the Coal Amendment.

Ownership of Mineral Rights

On March 31, 2010, the Company, Pace and Future Gas entered into an Assignment and Assumption of Mineral Agreement (the “Assignment and Assumption of Mineral Agreement”) to transfer and assign all of Future Gas’ rights and obligations under the Mineral Buy and Sell Agreement, dated February 4, 2010, by and between Pace and Future Gas (the “Mineral Buy and Sell Agreement”).

Pursuant to the Mineral Buy and Sell Agreement, Pace sold to Future Gas all of the oil, gas, iron ore and all other minerals of whatever nature, except coal, located in Judith Basin County, Montana, as described in the quit claim deed attached to the Mineral Buy and Sell Agreement, for a purchase price of $1,950,000, with Pace retaining a royalty interest equal to twenty percent (20%) of all royalties or other payments received by Future Gas as a result of any lease of the mineral property being conveyed to Future Gas in the Mineral Buy and Sell Agreement, or any portion thereof, and twenty percent (20%) of all net cash proceeds and/or other considerations received by Future Gas from the sale or other disposition of the mineral property being conveyed to Future Gas in the Mineral Buy and Sell Agreement or any portion thereof. The purchase price of $1,950,000 was to be paid by Future Gas executing and delivering to Pace on the closing date of the Mineral Buy and Sell Agreement a negotiable promissory note payable to Pace with the following payment terms: $200,000 due 180 days following closing date of the Mineral Buy and Sell Agreement, $200,000 due 360 days following closing date of the Mineral Buy and Sell Agreement, $100,000 due 90 days following completion of a reserve study and mining plan and $200,000 due 180 days following completion of such reserve study and mining plan. The promissory note was to bear interest at the rate of five percent (5%) per annum, but no interest was to be due and payable by Future Gas during the first two (2) years following the closing date. Interest only payments were to be made quarterly during the third and fourth years following the closing date. Commencing the fifth year following the closing date, the principal of $1,250,000 was to be paid in eight (8) equal quarterly installments, plus accrued interest on unpaid principal balance to date of each principal payment. All of the above payments were to be secured by a mortgage on the coal property and the other mineral property being conveyed by Pace. Pursuant to the Assignment and Assumption of Mineral Agreement, on April 9, 2010, we executed a promissory note in favor of Pace on the same terms described above (the “2010 Mineral Promissory Note”).

Upon repayment of the Mineral Promissory Note, a quit claim deed will be delivery to us conveying the mineral rights which are the subject of the Mineral Amendment.

Location and Access

The PACE Coal property, which comprises our sole coal and mineral rights, is located approximately 60 miles east of Great Falls, Montana and covers approximately 29,000 acres. The property is located in Townships 14, 15, 16 and 17 North, and in Ranges 11, 12, 13, 14 and 15 East.  The property is situated to the southeast and east of the town of Stanford and surrounding the town of Windham, Montana.  The property is situated in the Great Falls–Lewistown coalfield, long recognized by the Montana Bureau of Mines and Geology as having bituminous coal. The surface is owned by a small number of ranchers, some non–resident, who raise cattle, hay and some grain crops.

A main line of the Burlington Northern Santa Fe (BNSF) railroad runs through the property, as well as a major East–West highway, Route 87. Two electric transmission lines, a 230 KV and a 115 KV line, run through the south and northwest ends of the property, providing power for any future development and operating phases. Existing infrastructure includes a large interstate natural gas pipeline running east–west along Interstate 90, approximately 150 miles south of the property; Cenex crude oil pipeline running through the property to a refinery at Laurel, Montana; Conoco crude oil pipeline crossing the property; and other natural gas pipelines running approximately 140 and 60 miles from the property.

Below is a map showing the location of the property.

Stanford
Windham
N
Legend
Mineral Control
Exhibit 1
Montana - Pace Property
Judith Basin County, Montana

History of Property

A wholly–owned subsidiary of the Great Northern Railroad formerly operated the Lehigh Mine on a section of the Company’s property southwest of Windham, Montana between July 1915 and February 1921. While the operation was ultimately closed on account of the “general depression of business,” the mine did produce over 1.3 million tons of coal during its lifetime, and ended its run with a record of over 306,000 tons produced in its last year of operation, according to the Cottonwood Coal Company report located in Great Northern Railway files.

Thirty stratigraphic test wells were drilled by Mobil Oil Corporation around 1979 on the property to estimate the magnitude of the coal deposits. Cores were taken in nine of these wells with proximate and ultimate analyses performed as well as some float analyses and washability studies. These studies show the coal to be high volatile bituminous B. The test wells found coal thickness up to 15 feet with an average of about 8.6 feet.

Pace and JBM Energy acquired the PACE Coal property in October 1969 from Griffin Coal Mines Company by quit claim deed.  We acquired our interests in the property in 2010 as described above.  In August 2010, we retained Weir to prepare an exploration drilling program and to supervise its execution to evaluate the coal reserve potential on the property. The program’s aim is to place a significant portion of the coal holdings in the proven and probable reserve classification, with an ultimate goal of establishing enough resources to support a greater than 20-year mine life.

To date, the PACE Coal property in Judith Basin County, Montana is without known reserves and the proposed program is exploratory in nature.

Title Review

On November 21, 2008, Meadowlark Search, a land title search company based in East Helena, Montana, conducted a title search on all the coal and other mineral interests that were conveyed to Pace by quit claim deed dated March 1, 1965 and recorded on October 15, 1969 in Book 156, page 186, Judith Basin Clerk and Recorder’s Office by Giffen Coal Mines Company. Based on this search, Pace acquired title to 100% of all such coal and other mineral interests transferred, with the exception of 480 acres that may be owned by the federal government and 160.9 acres that may be owned by the State of Montana. Meadowlark Search did not attempt to resolve the identity of the correct owner of these conflicting interests. From the deed descriptions, Meadowlark Search calculated that Pace and JBM Energy have 28,591.67 acres of coal and other mineral interest rights, plus an additional 320 acres of all minerals except coal, subject to the exception of a total of 640.9 acres that may be owned by the federal government and the State of Montana.

Drilling Activities

The Company retained Weir International, Inc. (“Weir”) in 2010 to design and supervise our exploration drilling program in Judith Basin County. In addition, we retained Mission Engineering, Inc. to assist us with the prospecting permit application process with the Montana Department of Environmental Quality. In September 2010, Weir delivered the scope of work of the exploration drilling program to the Company. This exploration program was designed to determine the presence of mineable coal seams on the PACE Coal property and provide data that can be used to estimate the quantity and quality of potentially mineable reserves and resources. The exploration program was designed to provide information relative to coal seam thickness, depth of cover, expected top and bottom conditions and coal quality.

The exploration drilling program was planned in three phases. Phase I originally consisted of drilling nine holes, on wide centers, to confirm the potential of mineable coal in the designated mine block. All of the drill holes would be cored to obtain quality information for the coal seam. Phase I also included one drilling hole to evaluate the potential for coalbed methane. When actual drilling of Phase I occurred in 2011, nine drill locations were completed while five holes were cored. Our technical team decided to postpone for Phase III the hole to evaluate the potential for coalbed methane. Phase II originally consisted of drilling eleven holes that, when combined with the Phase I holes, would place a large percentage of the coal holdings in the designated mine block in the proven and probable reserve classifications. Seven of the 11 drill holes would be cored to increase the reliability of the coal quality information for the designated mine block. When actual drilling of Phase II occurred in 2011, eight drill locations were completed while three holes were cored. Phase III originally consists of drilling forty holes, 35 of which are required to place all of the reserves in the designated mine block in the proven and probable reserve classifications. Five holes would be drilled on Pace Coal-controlled properties outside of the designated mine block to determine coal reserve potential. Eight of the drill holes in Phase III within the designated mine block would be cored. Those eight core holes, combined with the core holes from Phase I and Phase II, would provide coal quality information on approximately one-mile spacing, within the designated mine block area. One drill hole outside the designated mine block would be cored to determine the coal quality. To date, only one drill hole of Phase III has been completed and cored. According to the original scope of work prepared by Weir, the results from the Phase I and Phase II drilling would be evaluated prior to conducting the Phase III drilling. It may be necessary to revise the location of some drill holes in Phase III, based on the results of the Phase I and Phase II drilling. The results from Phase I and Phase II would be utilized to determine the final number and location of the drill holes required for Phase III. In April 2012, our technical team at Weir designated 14 Phase III drill holes as priority drill holes. These priority drill holes are expected to further define mineralization, provide additional coal quality data, and provide information to determine if any remaining Phase III drill holes will require coring.

Preliminary Results

Preliminary laboratory results for five core samples corresponding to Phase I of the drilling program showed an energy content with a range of 11,462 and 13,081 Btu/lb measured on a moisture and ash free basis (“MAF Btu”). Sulfur content ranged from 2.0% to 3.7% on a dry basis while ash content ranged from 30.6% to 51.9% on a dry basis. Preliminary laboratory results for three core samples corresponding to Phase II of the drilling program showed an energy content with a range of 12,210 to 13,056 MAF Btu. Sulfur content ranged from 3.2% to 4.9% on a dry basis while ash content ranged from 30.2% to 43.9% on a dry basis. Preliminary laboratory results for one drill location corresponding to Phase III of the drilling program showed an energy content of 12,530 MAF Btu. Sulfur content and ash content showed an average of 3.7% and 35.4% on a dry basis, respectively. We instructed Standard Laboratories, Inc. in Casper, Wyoming to prepare a washability study, including float/sink analysis to be performed on the coal cores, according to ASTM standards. The washability study will determine the amount of ash and sulfur content that could be reduced from the coal seam in order to improve its quality. The following table summarizes the laboratory results for the core samples from nine drill locations analyzed to date.

	Thickness	Dry Basis
Drill Hole	(feet)	Ash (%)	Sulfur (%)	Btu/lb	MAF Btu/lb
PH1–1C	4.60	46.62	2.25	6,432	11,462
PH1–5C	10.20	30.55	3.74	9,093	13,081
PH1–6C	14.50	37.86	3.59	7,903	12,602
PH1–8C	1.95	43.92	2.01	7,027	12,530
PH1–9C	2.30	51.92	3.36	6,044	12,571
PH2–6C (1)	6.40	43.93	3.15	6,846	12,210
PH2–7C	12.50	40.92	3.43	7,439	12,214
PH2–8C (2)	4.10	30.18	4.87	9,116	13,056
PH3–21C	10.90	35.40	3.72	8,278	12,530

(1)           Thickness of the sample does not represent full seam thickness based on the geophysical log. There was an approximate 57.6% core recovery.

 (2)           Thickness of the sample does not represent full seam thickness based on the geophysical log. There was an approximate 43.6% core recovery.

Preliminary results from the first two phases of the exploration drilling program were encouraging in terms of coal thickness and high energy content; however, there can be no assurance that an economic coal and/or hydrocarbon reserve exists on the PACE Coal Project or on any other exploration projects we could eventually acquire. Even if we complete our proposed exploration programs and are successful in identifying the presence of coal and/or hydrocarbons, we will have to spend substantial funds on further drilling, engineering studies, environmental and mine feasibility studies before we will know if we have a commercially viable coal, oil and gas deposit or reserve.

Quality Assurance and Quality Control Protocols

To assure the adequacy of the sample collection, sample preparation and the analytical procedures used to develop our analytical results to date, we retained an experienced field geologist who was present during the first two phases of the drilling program. In addition to the general supervision of the project, the responsibility of the field geologist included, but was not limited to, the following: liaison among the Company, drilling contractors, geophysical logging contractor and contract coal quality laboratory personnel; log all drill cuttings and core samples; prepare core samples for laboratory analysis and transport samples from the field to a central location for shipment to the laboratory; maintain comprehensive records of drill holes, core logs, geophysical logs and daily activity; collect coal core from the designated hole for methane desorption testing and record results of the desorption tests; verify that all drill holes have been properly plugged and the drill sites reclaimed.

All recovered cores were logged by the field geologist and digital photographs taken of the cores, with graphical scales included in the photographs. The coal samples were placed in sealed boxes to maintain the integrity of the samples. Each sample was clearly identified, noting the depth of the top and bottom of the samples, along with the sample number. The samples were placed in core boxes, in stratigraphic order, with the boxes clearly marked on the outside to identify the intervals that were contained in the boxes.

All drill holes were geophysically logged by a reputable logging company, Century Wireline Services, familiar with logging coal, utilizing a standard coal suite of logs (i.e., natural gamma, gamma–gamma density, resistivity and caliper). This suite of logs permitted the determination of the depth and thickness of coal seams present in each drill hole. The geophysical logs from the rotary pilot holes were used to determine the intervals to be cored. Geophysical logs are invaluable for accurately determining the depth of the coal seam, coal seam thickness and presence of parting material within the coal seams. Also, the coal seam thickness from the geophysical log can be compared to the measured coal seam from the core holes to determine if core was lost. Copies of the logs were received in paper and digital format.

The commercial laboratory recommended and selected to analyze the samples was Standard Laboratories, Inc. of Casper, Wyoming, which is familiar with the analysis of coal seams in accordance with ASTM standards. A full proximate analysis and sample weight was performed on the coal seam as a raw sample. Partings that were encountered within the coal seam were included with the seam sample. A float/sink analysis has also been performed on the coal seam at a 1.70 specific gravity, according to ASTM standards.

Other Property

In addition to the coal and mineral rights described above, we maintain our corporate offices at 16 Market Square Center, 1400 16th Street Suite 400, Denver, CO 80202. The premises are leased by the Company under a lease with Regus expiring July 31, 2012. The Company is currently negotiating a new lease agreement with Regus.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, or affiliate of the issuer and no owner of record or beneficially of more than 5% of our Common Stock, or any security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

General

The Company was incorporated in the State of Nevada as a for–profit company on August 7, 2007. Our primary business focus is to acquire, explore and develop coal, oil and gas properties in the United States, with a particular focus on the Rocky Mountains region. We have acquired certain coal and mineral rights located in the Judith Basin County, Montana, collectively described as the “PACE Coal Project.” Our plan of operation is to explore the PACE Coal Project and acquire and explore new properties which we believe are prospective for coal and/or hydrocarbons.

Plan of Operation

On August 3, 2010, we retained Weir to prepare an exploration drilling program for the PACE Coal Project and to supervise its execution. Weir is an internationally recognized consulting firm that has provided mining, geology and energy consulting services to the US and international mining and energy industries for over 75 years. In September 9, 2010, we approved an exploration drilling program consisting of 61 drilling locations and a total of 52,740 feet in three phases.

In 2011, the Company received the Prospecting Permit No. X2011335 which allowed it to carry out exploration activities on the project from July 29, 2011 to July 29, 2012.  We applied for two amendments to the original exploration permit to obtain permits for Phase II and Phase III drill holes. The permits were obtained on September 12, 2011 and October 25, 2011.  The current Prospecting Permit ID: X2011335 (and the Notice of Intent Permit ID: N2011007), which was issued, and renewed, by the Montana DEQ per a letter dated April 24, 2012, affects only privately owned surface and private minerals. Because both the mineral and surface ownership are privately owned, the only governmental permit that is required for our current exploration activities is by the Montana DEQ, and no additional permits are required by the Bureau of Land Management (BLM) or U.S. Forest Service.

On August 16, 2011, we started drilling operations for Phase I of the exploration drilling program. As of December 29, 2011, we had completed a total of 14,076 feet of drilling and 18 drilling locations involving all three phases of our exploration drilling program. All drill locations corresponding to Phases I and II have been fully completed, while one drill location corresponding to Phase III has been completed. Due to adverse weather conditions in Central Montana, we decided to halt drilling operations in December 2011. The decision took into consideration the decreasing returns in productivity and increasing operating costs that prevail when drilling activities occur with cold weather and snow on the ground. We plan to resume drilling activities for Phase III of the exploration drilling program in the summer of 2012 after finding capable drilling contractors and securing adequate financing.

We have commissioned our engineering consultant Weir with the preparation of a preliminary reserve study and mine feasibility study for the PACE Coal property using exploration data obtained during the first two phases of our drilling program in 2011 and data from previous exploration work carried out by Mobil Oil Co. Both studies are expected to be completed during June 2012. The purpose of the reserve study is to determine the scope of the project based on all available exploration data to date. Weir will also provide recommendations for additional exploration drilling to further delineate the mineralization on the PACE Coal property. The reserve study is expected to include the preparation of an electronic drill hole database for the property, verification of seam correlations, preparation of a seam reserve map and estimation of the mineable reserves and non-reserve mineralization. The preparation of reserve and coal quality tables will be done in accordance with US Geological Survey and SEC requirements. The preliminary mine feasibility study will include a mine plan suitable to geology and production requirements and projections for production capacity, productivity, staffing levels, equipment and facilities, capital expenditures and operating costs.

We expect to obtain a final reserve study setting forth the quantity and classification of proven and probable coal reserves and a valuation thereof and final mine feasibility study, which includes a mining plan to produce a minimum of fifty (50) million tons of coal, by April 9, 2013. These final studies will incorporate the drilling results of all three phases of the exploration program. The minimum production should be viewed as a desired target and not as a mandatory target and will be exclusively determined by the technical option of Weir.

 RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

Results

The Company had no revenue in the fiscal year ended September 30, 2011. Expenses, including office and general, management fees, professional fees and exploration costs, were $1,623,717 in fiscal 2011, compared to $342,040 during the previous fiscal year. This increase of $1,281,677 (375%) was primarily attributable to increased management fees of $802,500 (primarily attributable to the stock-based compensation of our officers), increased exploration costs of $440,894 (primarily attributable to the implementation of the PACE Coal Project) and increased office and general expenses of $169,605, partially offset by a decrease in professional fees of $139,322.

We experienced an operating loss of $1,952,064 during fiscal 2011 as compared to an operating loss of $777,221 during the previous fiscal year. This $1,174,843 (151%) increase in our operating loss is attributable to increased expense costs, as discussed in the preceding paragraph, and increased interest expense.

Liquidity and Capital Resources

Our net loss for the fiscal year ended September 30, 2011 was $1,952,064.  During fiscal 2011, we experienced an increase in cash of $109,005.  At September 30, 2011, we had a working capital deficit of $25,277, compared to working capital deficit of $73,136 at September 30, 2010.  The $47,859 decreased deficit in working capital is attributable primarily to the $109,005 increase in cash and a $168,750 decrease in current portion of promissory notes, partially offset by a $222,909 increase in accounts payable and accrued liabilities.

Net cash flows used in operating activities were $690,365 for the fiscal year ended September 30, 2011, compared to $197,937 during the previous fiscal year.  Negative operating cash flows in both periods are primarily attributable to net losses of $1,952,064 in fiscal 2011 and $777,221 in fiscal 2010.  The $492,428 increase in cash used in operating activities from fiscal 2010 to fiscal 2011 is primarily attributable to an increase in net losses, partially offset by an increase in stock-based compensation and an increase in accretion of debt discount.

Net cash flows used in investing activities were $100,630 for the fiscal year ended September 30, 2011, compared to $386,148 during the previous fiscal year.  The $285,518 decrease in cash used in investing activities from fiscal 2010 to fiscal 2011 is primarily attributable to the purchase of mineral property relating to the PACE Coal Project in fiscal 2010, partial offset by the purchase of a reclamation bond for the PACE Coal Project in fiscal 2011.

Net cash flows used in financing activities were $900,000 for the fiscal year ended September 30, 2011, compared to $1,104,790 during the previous fiscal year.  The $204,790 decrease in cash used in financing activities from fiscal 2010 to fiscal 2011 is primarily attributable to the payment on a promissory note in fiscal 2011, partially offset by an increase in proceeds from the sale of Common Stock and a decrease in proceeds from notes payable.

Liquidity Outlook

We have substantial capital commitments over the next several years related to our interests in the PACE Coal property.  Pursuant to the Coal Amendment and the related Coal Promissory Note, we are obligated to make payments to JBM Energy of (A) $100,000 upon the earlier of (i) sixty (60) days following the effective date of the registration statement of which this prospectus forms a part and (ii) December 9, 2012 and (B) monthly payments of $100,000 plus accrued interest commencing on April 9, 2013.  Pursuant to the Mineral Amendment and the Mineral Promissory Note, we are obligated to make payments to Pace of (A) $100,000 upon the earlier of (i) sixty (60) days following the effective date of the registration statement of which this prospectus forms a part and (ii) December 9, 2012, (B) $200,000 upon the earlier of (i) ninety (90) days following the effective date of the registration statement of which this prospectus forms a part and (ii) December 9, 2012 and (C) monthly payments of $100,000 plus accrued interest commencing on April 9, 2013.  Interest began to accrue under both the Coal Promissory Note and the Mineral Promissory Note on April 9, 2012, and interest payments begin on July 9, 2012. We plan to make payments under the Coal Amendment, the Coal Promissory Note, the Mineral Amendment and the Mineral Promissory Note utilizing cash on hand, proceeds from issuances under the SEDA and other financing sources, as necessary.

Further, we expect to use cash of $802,000 for office and general expenses, management fees, professional fees and exploration costs in 2012.

We have a Stock Issuance Agreement dated September 10, 2010 with Black Sands Holdings, Ltd., a Marshal Islands corporation (“Black Sands”), pursuant to which Black Sands has provided the Company with financing of in excess of $2.0 million in the past two years.

Our failure to secure additional funding to implement our business plan will significantly affect our ability to continue operations.  We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our current directors and executive officers. Our directors and executive officers serve one-year terms.

Name	Age	Position	Date Appointed
Johannes Petersen	39	CFO, Secretary, and Director	November 20, 2009
Alvaro Valencia	38	President, CEO, and Director	August 1, 2010

 Biographies

 Alvaro Valencia

Mr. Valencia has been an officer and director of the Company since August 1, 2010. Mr. Valencia holds a BSc in Economics from Universidad del Pacifico (Peru) and an MA degree in Economics from Syracuse University in New York. He brings to the Company his experience in investment banking and corporate finance, with an emphasis in the mining and infrastructure sectors. Mr. Valencia has held positions of increasing seniority in New York, Washington D.C. and Latin America. He has worked on major corporate and government mining–related projects, including working in association with Credit Suisse on the privatization of two international mining units in the mid 1990s.

Mr. Valencia formerly worked for the investment banking division of Macroconsult S.A. from May 2007 to December 2010 and Europa Partners Latin America (formerly known as StandSure Corporate Advisors S.A.C.) in Lima, Peru from September 2006 to April 2007. He formerly worked in the United States for the following: CNY Works, Inc. (2004–2006), Inter–American Development Bank (2002), BBVA Securities Inc. (2000–2001) and Credit Lyonnais Securities Asia (1999).

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

Mr. Petersen currently sits on the board of directors of Gold American Mining Corp. a U.S. public company, currently quoted on the OTC Bulletin Board. Mr. Petersen formerly served as CEO for Dragon Gold Resources Inc. from July 2004 to May 2007 and as CFO for Century Petroleum Corp. from May 2006 to December 2009, U.S. companies previously listed on the OTC Bulletin Board. He also served as CFO for American Sierra Gold Corp from October 2009 to September 2010, a U.S. company listed on the OTC Bulletin Board. He also sat on the board of Reflection Oil & Gas Partners Ltd (2005–2010) and Hainan Mining Corporation (2005–2011), private UK companies of which he was a founder. He formerly worked in Lima, Peru for the following: Peru Scan Trading SAC, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian securities regulation agency equivalent to the SEC).

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

SUMMARY COMPENSATION TABLE
							Non-Equity	Nonqualified
						Option	Incentive Plan	Deferred	All Other
		Salary		Bonus	Stock Awards	Awards	Compensation	Compensation	Compensation	Total
Name and principal position	Year	($)		($)	($)(1)	($)	($)	Earnings ($)	($)	($)
Johannes Petersen	2010	$30,000	(2)	0	0	0	0	0	0	$30,000	(2)
Officer	2011	$60,000	(2)	0	0	0	0	0	0	$60,000	(2)
Alvaro Valencia	2010	$8,333		0	$160,000	0	0	0	0	$168,333
Officer	2011	$50,000		0	$692,500	0	0	0	0	$742,500

________________
(1)	Calculated in accordance with FASB ASC Topic 718.
(2)	Mr. Petersen earns $5,000 per month based on a consulting arrangement with the Company for providing services as a financial officer of the Company.

The Company and Alvaro Valencia entered into an Independent Consulting Agreement effective (“Consulting Agreement”) on August 1, 2010. According to the terms of the Consulting Agreement, Mr. Valencia will serve as President, Chief Executive Officer and Director of the Company for a period of four (4) years beginning August 1, 2010. The Consulting Agreement is renewable upon the mutual consent of the parties on or before thirty (30) days prior to the end date of the Consulting Agreement.  Any such renewal shall be for a period of twelve (12) months.  The Company shall pay Mr. Valencia $50,000 per year, in equal monthly installments of $4,166,67.  Mr. Valencia will also receive up to an aggregate of four million (4,000,000) restricted shares of the Company.  Two hundred and fifty thousand (250,000) shares shall be issued at the end of each three–month period immediately following August 1, 2010.

We have entered into a consulting arrangement with Johannes Petersen, our Chief Financial Officer and Secretary, pursuant to which, we pay Mr. Petersen $5,000 per month for providing consulting services in his capacity as Chief Financial Officer and Secretary.  However, such consulting arrangement has not been memorialized in a written agreement.

 Potential Payments Upon Termination or Change in Control

In the event of a consolidation or merger or sale of all or substantially all of the assets of the Company in which outstanding shares of our Common Stock are exchanged for securities, cash or other property of any other corporation, firm, partnership, joint venture, association or business entity, the Company is otherwise acquired or there is a change of control of the Company (receipt of more than 50% of the outstanding shares of the Company, the Company otherwise being acquired, or a change in control of the Company are collectively referred to as an “Acquisition”), or in the event of liquidation of the Company, so much of the 4,000,000 shares that have not been issued to Alvaro Valencia shall immediately and fully vest and shall also be transferable by Alvaro Valencia immediately prior to such Acquisition or liquidation. The number of shares is subject to adjustment from time to time as set forth in Section 3(b) of the Consulting Agreement with Alvaro Valencia.

 Outstanding Equity Awards at 2011 Fiscal Year-End

None.

 Compensation Committee Interlocks

All members of our board of directors acted in lieu of a compensation committee during fiscal 2011.  We had no compensation committee interlocks with any entity in fiscal 2011.

 Compensation Committee Report

We, constituting all members of the Board of Directors, in lieu of a compensation committee, have reviewed and discussed the Compensation Discussion and Analysis (set forth above) with the management of the company, and, based on such review and discussion, have recommended to the Board of Directors the inclusion of the Compensation Discussion and Analysis in the registration statement of which this prospectus forms a part.

Johannes Petersen
Alvaro Valencia

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

_____________________
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
_____________________
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

 (b) and (c)                      Exhibits

Exhibit No.
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
Date: June 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alvaro Valencia
Director, Chief Executive Officer and President

By: /s/ Johannes Petersen
Director, Chief Financial Officer and Secretary
Date: June 21, 2011

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
American Power Corp.

We have audited the accompanying balance sheets of American Power Corp. (An Exploration Stage Company) (the “Company”) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and from inception (August 7, 2007) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Power Corp. (An Exploration Stage Company) as of September 30, 2011 and 2010, and the results of their operations and cash flows for the years then ended, and from inception (August 7, 2007) through September 30, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
December 27, 2011

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

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