Form 10-Q
period 2012-06-30
AMERICAN POWER CORP.
filed 2012-08-17
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of August 17, 2012: 99,080,419

ITEM 1. FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS (Unaudited)

	June 30, 2012	September 30, 2011

ASSETS
CURRENT ASSETS
Cash	$32,212	$629,857
Prepaids and deposit	10,387	17,753
TOTAL CURRENT ASSETS	42,599	647,610

LONG TERM ASSETS
Mineral property	2,670,500	2,670,500
Reclamation bond	125,108	92,876
Equipment - net	2,288	3,218
Website - net	18,995	26,297
TOTAL LONG TERM ASSETS	2,816,891	2,792,891
TOTAL ASSETS	$2,859,490	$3,440,501

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$272,186	$241,637
Promissory notes, current portion	1,000,000	431,250
TOTAL CURRENT LIABILITIES	1,272,186	672,887

LONG TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $280,992 ($777,442 – September 30, 2011)	1,619,008	1,691,308
TOTAL LONG TERM LIABILITIES	1,619,008	1,691,308
TOTAL LIABILITIES	2,891,194	2,364,195

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
99,080,419 shares of common stock (92,952,085 September 30, 2011)	99,080	92,951
Additional paid-in capital	4,200,911	2,957,037
Stock payable	46,916	867,500
Accumulated deficit during the exploration stage	(4,378,611)	(2,841,182)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(31,704)	1,076,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,859,490	$3,440,501

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Nine months Ended June 30,		Cumulative results (August 7, 2007) from inception
	2012	2011	2012	2011	June 30, 2012
REVENUES

Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

EXPENSES

Office and general	40,246	86,215	252,769	215,858	611,153
Management fees	46,083	113,334	199,416	726,667	1,200,580
Professional fees	48,193	35,191	148,667	88,635	358,809
Gain on debt forgiveness	-	-	-	-	(8,000)
Exploration costs	155,425	60,112	440,127	105,868	881,021
Total expenses	(289,947)	(294,852)	(1,040,979)	(1,137,028)	(3,043,563)

OTHER INCOME (EXPENSE)
Interest expense	(105,762)	(78,873)	(263,388)	(249,534)	(789,109)
Loss on extinguishment of debt	-	-	(233,062)	-	(470,869)
Total other expenses	(105,762)	(78,873)	(496,450)	(249,534)	(1,259,978)

NET LOSS	$(395,709)	$(373,725)	$(1,537,429)	$(1,386,562)	$(4,303,541)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	99,080,419	92,901,689	96,789,702	91,847,442

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 7, 2007) to June 30, 2012
(Unaudited)
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Stock Payable	Accumulated deficit during the exploration stage	Total

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001per share on August 13, 2007	44,200,000	44,200	-	(8,500)	-	(35,700)	-
Net loss	-	-	-	-	-	(2,525)	(2,525)
Balance, September 30, 2007	44,200,000	44,200	-	(8,500)	-	(38,225)	(2,525)

Subscription Receivable	-	-	-	8,500	-	-	8,500
Common stock issued for cash at $0.03per share July and August 2008	43,180,000	43,180	-	-	-	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	87,380,000	87,380	-	-	-	(90,559)	(3,179)

Net loss	-	-	-	-	-	(21,338)	(21,338)
Balance, September 30, 2009	87,380,000	87,380	-	-	-	(111,897)	(24,517)

Forgiveness of debt by former director	-	-	16,198	-	-	-	16,198
Common Stock, issued for mineral property at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	-	-	-	115,000
Common stock issued for cash at $0.50per share June 25, 2010	800,000	800	399,200	-	-	-	400,000
Common stock to be issued on debt totaling $208,603 (including interest of $8,603) conversion at $0.50 per share September 10, 2010	-	-	-	-	446,410	-	446,410
Common stock to be issued for services at $0.96 per share at September 30, 2010	-	-	-	-	160,000	-	160,000
Private placement received in advance	-	-	-	-	500,000	-	500,000
Net loss	-	-	-	-	-	(777,221)	(777,221)
Balance, September 30, 2010	90,480,000	90,480	528,098	-	1,106,410	(889,118)	835,870

Common stock issued for 595,238 units at $0.84 per unit on October 5, 2010	595,238	595	499,405	-	(500,000)	-	-
Common stock issued for 449,438 units at $0.89 per unit on January 25, 2011	449,438	449	399,551	-	-	-	400,000
Common stock issued for 510,204 units at $0.98 per unit on February 23, 2011	510,204	510	499,490	-	-	-	500,000
Common stock issued for stock payable on April 5, 2011	417,205	417	445,993	-	(446,410)	-	-
Common stock issued for services on April 5, 2011 , 250,000 shares vested on October 31, 2010 and 250,000 shares vested on January 31, 2011	500,000	500	584,500	-	(160,000)	-	425,000
Common stock to be issued for 2,727,273 units at $0.22 per unit on August 9, 2011	-	-	-	-	600,000	-	600,000
Common stock to be issued for services at September 30, 2011	-	-	-	-	267,500	-	267,500
Net loss	-	-	-	-	-	(1,952,064)	(1,952,064)

Balance, September 30, 2011	92,952,085	$92,951	$2,957,037	$-	$867,500	$(2,841,182)	$1,076,306

Common stock issued for stock payable on December 12, 2011	2,727,273	2,727	597,273	-	(600,000)	-	-
Common stock issued for services on December 12, 2011 , 250,000 shares vested on April 30, 2011, 250,000 shares vested on July 31, 2011 and 250,000 shares vested on October 31, 2011	750,000	750	289,250	-	(267,500)	-	22,500
Common stock issued for services on February 1, 2012 , 250,000 shares vested on January 31, 2012	250,000	250	42,250	-	-	-	42,500
Common stock issued for 734,394 units at $0.16 per unit on February 17, 2012	734,394	734	116,769	-	-	-	117,503
Common stock issued for 1,666,667 units at $0.12 per unit on February 21, 2012	1,666,667	1,668	198,332	-	-	-	200,000
Common stock to be issued for services at June 30, 2012	-	-	-	-	46,916	-	46,916
Net loss	-	-	-	-	-	(1,537,429)	(1,537,429)
Balance, June 30, 2012	99,080,419	$99,080	$4,200,911	$-	$46,916	$(4,378,611)	$(31,704)

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months Ended June 30, 2012	Nine months Ended June 30, 2011	Cumulative results from inception (August 7, 2007) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,537,429)	$(1,386,562)	$(4,303,541)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	8,232	8,272	22,619
Stock-based compensation	229,419	644,166	1,081,919
Accretion of debt discount	263,388	249,475	789,049
Gain on forgiveness of debt	-	-	(8,000)
Loss on forgiveness of debt	233,062	-	470,869
Change in current assets and liabilities
(Increase) decrease in prepaid expenses	7,366	(49,091)	(10,387)
Decrease in advances to related party	-	18,416	-
Increase in accounts payable and accrued liabilities	30,549	25,561	280,186
NET CASH USED IN OPERATING ACTIVITIES	(765,413)	(489,763)	(1,677,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	(7,754)	(38,945)
Equipment	-	-	(4,957)
Mineral property	-	-	(350,000)
Reclamation bond	(32,232)	-	(125,108)
NET CASH USED IN INVESTING ACTIVITIES	(32,232)	(7,754)	(519,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	200,000	900,000	2,612,310
Loans from related party	-	-	16,198
Proceeds from notes payable	-	-	200,000
Payment on promissory note	-	(600,000)	(600,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	300,000	2,228,508

NET INCREASE (DECREASE) IN CASH	(597,645)	(197,517)	32,212

CASH, BEGINNING OF PERIOD	629,857	520,852	-

CASH, END OF PERIOD	$32,212	$323,335	$32,212
Supplemental information:
Interest paid in cash	$-	$-	$-
Taxes paid in cash	$-	$-	$-
Supplemental cash flow information and noncash financing activities:
Common stock payable for property acquisition	$-	$-	$115,000
Promissory notes issued for property	$-	$-	$2,405,500
Forgiveness of debt by former director	$-	$-	$16,198
Common stock issued to satisfy common stock payable	$867,500	$1,106,410	$1,973,910
Conversion of debt totalling $208,603, (including interest of $8,603) for common stock	$-	$-	$464,410
The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 1 –FINANCIAL STATEMENTS

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date. These interim financial does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the nine months ended June 30, 2012, and from inception (August 7, 2007) to June 30, 2012, the Company had a net loss of $1,537,429 and $4,303,541, respectively.

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
June 30, 2012
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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2012, or which are expected to impact future periods, which were not already adopted and disclosed in prior periods.

NOTE 5 – COAL AND OTHER MINERAL PROPERTIES

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
.
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

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 5 – COAL AND OTHER MINERAL PROPERTIES - (continued)

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

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $233,062 in the line item “Loss on extinguishment of debt” in the Statements of Operations.

See Note 7 – Subsequent Events

NOTE 6 - CAPITAL STOCK

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

On February 17, 2012, the Company issued a total of 734,394 shares common stock to YA Global Master SPV Ltd. as a commitment fee for the following contemplated transitions:

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
June 30, 2012
(Unaudited)

NOTE 6 - CAPITAL STOCK- (continued)

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

Each Note issued pursuant to the Note Purchase Agreement shall mature on August 13, 2012 and shall bear interest at a rate equal to 8% per annum, payable upon the maturity of such Note. In addition, YA Global shall have the right to convert any portion of any outstanding Note, including any accrued interest, into shares of Common Stock, at a conversion rate equal to the daily volume weighted average price of the Common Stock for the three trading days prior to such Note’s issuance (the “Conversion Price”). The Company may also redeem all or any portion of any outstanding Notes, including any accrued interest, upon advanced written notice to YA Global, provided that the daily volume weighted average price of the Common Stock on the date of redemption is greater than the Conversion Price.

The commitment fee’s estimated value of $117,503 is based on the closing price of our common stock at February 17, 2012 and is included in the line item “Office and general” in Statements of Operations.

On June 13, 2012, the Company entered into a Termination Agreement with YA Global terminating the Note Purchase Agreement dated as of February 17, 2012, by and between the Company and YA Global.

Concurrently with the termination of the Note Purchase Agreement, on June 13, 2012, the Company entered into an Amended and Restated Standby Equity Distribution Agreement with YA Global to clarify the obligations of the parties pursuant to the Standby Equity Distribution Agreement, dated as of February 17, 2012, by and between the Company and YA Global.

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

During the quarter ended June 30, 2012, the Company recorded $46,916 for stock-based compensation payable related to 250,000 shares of common stock earned by Mr. Alvaro Valencia, CEO and Director of the Company. On April 30, 2012, under the Independent Consultant Agreement between the Company and the CEO, 250,000 shares of common stock vested and were valued based on the closing price of our shares of common stock on April 30, 2012.  At September 30, 2011,166,667 shares of common stock were recorded in stock payable on the balance sheet at an estimated value based on the closing price of our shares of common stock at September 30, 2011 and March 31, 2012, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On July 18, 2012, the Company requested an advance of $100,000 in accordance with the terms and conditions set forth in the Equity Issuance Agreement dated September 10, 2010 between Black Sands Holdings Inc. and the Company. In accordance with the Equity Issuance Agreement, Black Sands Holdings, Inc. is to subscribe to and purchase 1,666,667 units valued at $0.06 per unit for an aggregate purchase price of $100,000. Each unit comprises one share of common stock and one warrant of the Company. Each warrant entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $0.09 per share for a period of three years. As a result of the request for the advance, on August 15, 2012, the Company received $66,000 in cash. The Company expects to receive the balance of the request of $34,000 on or about August 17, 2012.

On August 15, 2012, the Company has made the first interest payment due under the Amended and Restated Promissory Notes (“Notes”).

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

Results of Operations for the Nine and Three Months ended June 30, 2012 and 2011

Revenues

The Company has yet to generate any revenues.

Expenses

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011

We had a net loss of $1,537,429 for the nine months ended June 30, 2012, which was $150,867 greater than the net loss of $1,386,562 for the nine months ended June 30, 2011. This increase in net loss in the current period is primarily the result of an increase of office and general expenses, professional fees, mineral property exploration costs.

Interest expense of $263,388 for the nine months ended June 30, 2012, as compared to $249,534 for the 2011 period, is accretion related to debt discount recorded on the promissory notes. A loss on the extinguishment of debt $233,062 was recorded upon the Company entering into an Amended and Restated Coal Buy Sell Agreement and Amended and Restated Mineral Buy Sell Agreement on March 26, 2012.

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

We had a net loss of $395,709 for the three months ended June 30, 2012, which was $21,984 greater than the net loss of $373,725 for the three months ended June 30, 2011. This increase in net loss in the current period is primarily the result of an increase in exploration costs and interest expense.

 Interest expense of $105,762 for the three months ended June 30, 2012, as compared to interest expense of $78,873 for the three months ended June 30, 2011, is accretion related to debt discount recorded on the promissory notes.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012, reflects current assets of $42,599 which includes cash of $32,212. Our deficit in working capital at June 30, 2012 is $1,229,587.

	As at June 30, 2012	As at September 30, 2011
Current assets	$42,599	$647,610
Current liabilities	1,272,186	672,887
Working capital (deficit)	$(1,229,587)	$(25,277)

Operating Activities

Net cash flows used in operating activities were $765,413 and $489,763 for the nine months ended June 30, 2012 and 2011, respectively. Negative cash flows from operating activities are primarily attributable to a net loss of $1,537,429 and $1,386,562 for the nine months ended June 30, 2012 and 2011, respectively.

Investing Activities

Net cash flows used in investing activities were $32,232 and $7,754 for the nine months ended June 30, 2012 and 2011, respectively. Negative cash flows for the nine months ended June 30, 2012 was due to the purchase of a reclamation bond in the amount of $32,232.

Financing Activities

Net cash flows provided by financing activities were $200,000 and $300,000 for the nine months ended June 30, 2012 and 2011, respectively. During nine months ended June 30, 2012 we issued units comprising shares of our common stock for total proceeds of $200,000.

	Nine months ended June 30,
	2012	2011
Net Cash Used in Operating Activities	$(765,413)	$(489,763)
Net Cash Used in Investing Activities	(32,232)	(7,754)
Net Cash Provided by Financing Activities	200,000	300,000
Net Increase (Decrease) in Cash	$(597,645)	$197,517

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no existing off-balance sheet arrangements, as defined under SEC rules.

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

As of June 30, 2012, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2012, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

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

ITEM 4.      MINE SAFETY DISCLOSURES

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

AMERICAN POWER CORPORATION (Registrant)

Date: August 17, 2012	By:	/s/ Alvaro Valencia
Alvaro Valencia Chief Executive Officer, President and Director

Date: August 17, 2012	By:	/s/ Johannes Petersen
Johannes Petersen Chief Financial Officer, Secretary, and Director