Form 10-K
period 2012-09-30
AMERICAN POWER CORP.
filed 2012-12-31
CIK 1436174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2012

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
[  ] Yes        [X]  No

As of March 31, 2012, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $6,997,259. As of March 31, 2012, American Power’s stock was trading at $0.14 per share and the Company had 49,980,419 shares outstanding held by non-affiliates. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 102,512,909 shares of the registrant’s common stock outstanding as of December  27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN POWER CORPORATION

TABLE OF CONTENTS

Page
PART I	4

PART II	21

PART III	25

PART IV	30

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	30

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors affecting these risks and uncertainties include, but are not limited to:

•	estimated quantities and quality of coal, oil and natural gas reserves;

•	fluctuations in the price of coal, oil, and natural gas;

•	inability to efficiently manage our operations;

•	the inability of management to effectively implement our strategies and business plans;

•	potential default under our secured obligations or material debt agreements;

•	inability to hire or retain sufficient qualified personnel;

•	inability to attract and obtain additional development capital;

•	increases in interest rates or our cost of borrowing;

•	deterioration in general economic conditions;

•
the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

•	inability to achieve future sales levels or other operating results; and

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the U.S. Securities and Exchange Commission ("SEC").  You can read these SEC filings and reports on the SEC’s website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at American Power Corporation, 16 Market Square Center, 1400 16th Street Suite 400, Denver, CO 80202.

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

 Business Description and Plan of Operation

We have acquired certain coal and minerals rights located in the Judith Basin County, Montana, collectively described as the “PACE Coal Property.”  Our PACE Coal Property and other uncontrolled properties make up the “PACE Coal Project." These rights are speculative in nature and additional exploration work is required to determine their value.  Our plan of operation is to explore the PACE Coal Project and acquire and explore new properties which we believe are prospective for coal and/or hydrocarbons. To December 2011, the Company had completed a total of 14,076 feet of drilling and 18 drill sites have been completed. All drill locations corresponding to Phases I and II have been fully completed while one drill location corresponding to Phase III has been completed. Drilling operations were suspended in December 2011 due to weather considerations and are expected to resume in the spring of 2013 after finding capable drilling contractors and securing adequate financing. Our technical team has designated 14 Phase III drill holes as priority drill holes. These priority drill holes are expected to further define mineralization, provide additional coal quality data, and provide information to determine if any remaining Phase III drill holes will require coring. Although we have obtained encouraging preliminary results from the first two phases of the exploration drilling program at the PACE Coal Project, there can be no assurance that an economic coal and/or hydrocarbon reserve exists on the PACE Coal Project or on any other the exploration prospects we could eventually acquire.

We commissioned the preparation of a preliminary Mine Feasibility Study for the PACE Coal Project with the project data obtained during the 2011 drilling season and data from previous exploration work carried out by Mobil Oil Co. This preliminary study was completed by our engineering consultant Weir International, Inc. (“Weir”) in September 2012. Controlled property in the PACE Coal Project is comprised of acreage where the Company owns the coal and mineral rights but not the surface rights. Uncontrolled property in the PACE Coal Project is comprised of acreage where the Company owns neither the coal and mineral rights nor the surface rights; thus, the uncontrolled property will have to be successfully acquired by purchase or lease to develop the mine plan.  The Mine Feasibility Study includes information on the geology and mineralization of the PACE Coal Project, a mine plan suitable to geology and production requirements and projections for production capacity, productivity, staffing levels, equipment and facilities, capital expenditures, operating costs and coal sales. According to the preliminary Mine Feasibility Study, 191.3 million tons of coal are expected to be produced over a 15-year mine life. At full production, the mine plan projects annual production of thermal coal at 7.9 million saleable tons (14.9 million ROM tons) per year, utilizing three continuous miner units and one longwall mining unit. Capital expenditures are estimated at approximately $402 million for future initial mine development and $730 million for sustaining capital over the 15-year mine plan. In addition, we estimate the cost of leasing uncontrolled coal properties to be $5.5 million plus royalties to be calculated as a percentage of actual production.  The PACE Coal Project clean coal quality, based on the exploration data, is projected to be 11,750 Btu/lb and 2.28 percent sulfur (3.88 Lbs SO2/MBtu). The calorific value (Btu/lb) is among the highest in the major coal producing regions in the western United States.

Upon completion of Phase III of our planned exploration drilling program, we expect to obtain a final reserve study setting forth the quantity and classification of proven and probable coal reserves and a valuation thereof and final mine feasibility study by the summer of 2013. These final studies will incorporate the drilling results of all three phases of the exploration program.

Even if we complete our proposed exploration programs and are successful in identifying the presence of coal and/or hydrocarbons, we will have to spend substantial funds on further drilling, engineering studies, environmental and mine feasibility studies before we will know if we have a commercially viable coal, oil, and gas deposit or reserve.

Market Overview for Plan of Operation

Coal production in the United States in 2011 reached a level of 1,095.6 million short tons (1,084.4 million short tons in 2010) according to data from the Energy Information Administration (EIA), an increase of 1.0% from the 2010 level driven by export demand. Wyoming continued to be the largest coal-producing state with 438.7 million short tons, 0.9% lower than the 2010 level. By rank, bituminous coal represented 48.0% of total coal production in 2011, followed by subbituminous coal with 44.4%, while lignite and anthracite coal represented 7.4% and 0.2% of the total, respectively.

Coal consumption in the United States in 2011 reached a level of 1,002.9 million short tons (1,048.5 million short tons in 2010), a decrease of 4.4% from the 2010 level, with all coal-consuming sectors, except coke users, having lower consumption for the year. The electric power sector (electric utilities and independent power producers), which consumes about 93% of all coal in the US, is the overriding force for determining total domestic coal consumption. Coal consumption in the electric power sector decreased 4.4% to end 2011 at 932.5 million short tons (975.1 million short tons in 2010). In 2011, domestic consumption of metallurgical coal by the coking industry rose 1.6% to 21.4 million short tons (21.1 million short tons in 2010). In contrast, consumption of steam coal by the electric power, industrial, and commercial and institutional sectors decreased 4.4%, 6.2%, and 9.3%, respectively. Mild winter weather led to a decline in total electricity generation, leaving high stock levels. Natural gas prices also declined during 2011, allowing facilities that can use both coal and natural gas to alternate between fuels and company that have portfolios of coal and natural gas plants to utilize their gas plants more.

Total coal stocks increased to 231.9 million short tons at the end of 2011, compared to 231.7 million short tons at the end of 2010 (equivalent to a 0.1% increase from the 2010 level).

 According to data for 2011, the average sales price of coal increased 15.2 % to $41.01 per short ton.  However, the change in average sales price of coal from underground mines was greater (16.0%) than the change in average sales price of coal from surface mines (11.9%).

 Western Region (includes Montana)

The Western Region is the largest coal–producing region in the US. In 2011, coal production in the Western Region of the United States (587.6 million short tons) declined 0.7% from 2010. The region, which includes Wyoming, was affected by the decrease in coal-fired electricity generation and limited access to foreign markets. Western production during 2011 was also affected by flooding in Montana.

In 2011, Montana, the second largest coal–producing state in the Western region, produced a total of 42.0 million short tons (44.7 million short tons in 2010), a sharp decrease of 6.1%. In 2011, surface production totaled 36.9 million short tons (40.3 million short tons in 2010) while underground production totaled 5.1 million short tons (4.4 million short tons in 2010). A total of six mines in Montana produced 36.5 million short tons of subbituminous coal, 5.1 million short tons of bituminous coal and 0.4 million short tons of lignite coal in 2011.

According to data from the EIA, domestic coal prices in 2011 averaged $41.01 per short ton. By coal rank, the average price in 2011 for bituminous coal was $68.50 per short ton, $14.07 per short ton for subbituminous coal, $18.77 per short ton for lignite coal and $75.70 per short ton for anthracite coal.

The following chart shows the average market price by coal rank for the period 2006–2011:

Due to its characteristics (i.e., bituminous coal, high energy content and sulfur content), we consider the coal in the PACE Coal property to be more comparable to the Illinois Basin coal. According to the EIA, the Illinois Basin coal price (11,800 Btu, 5.0 SO2) was $47.90 per short ton on December 14, 2012.

Internationally, Atlantic prices have declined as reduced European imports combined with warmer than expected Northern Hemisphere winter and falling industrial production, leaving power plants with ample inventory. At the same time, the U.S. domestic market’s depression exacerbated the supply–side issues in the form of increased U.S. exports and decreased U.S. imports. This freed up additional tonnage from Colombia, as it exported almost 4.5Mt less coal to the U.S. in 2011 than 2010. China and India will likely be the key drivers of the global seaborne market, where robust electricity generation continues to drive strong thermal coal demand.

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

       We are required to obtain drilling permits from the Montana Department of Environmental Quality (“Montana DEQ”) in order to carry out drilling operations on our PACE Coal Project. In 2011, we received Prospecting Permit No. X2011335, which allowed us to carry out exploration activities on the project from July 29, 2011 to July 29, 2012.   We applied for two amendments to the original exploration permit to obtain permits for Phase II and Phase III drill holes. The permits were obtained on September 12, 2011 and October 25, 2011.

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

       Further drilling, or modifications to our drilling plan, will require modification of our drilling permits by the Montana DEQ. We would also be required to obtain additional permits from the state and federal governments  if we move to the development and mining phase of the project.

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

At June 30, 2012, March 31, 2012 and September 30, 2011, we had net losses of $1,537,429, $1,141,719 and $1,952,064, respectively.  As such, our independent auditors have included in their auditor report an explanatory paragraph that states that our continuing losses from operations raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is contingent upon our ability to obtain additional financing as we continue exploration of the PACE Coal Property.  If we are unable to obtain future financing to meet our working capital requirements, we will have to delay our exploration and development plans or cease operations altogether.

We currently own rights with respect to a sole mineral property which increases the risks associated with our operations.

The PACE Coal Project is currently our sole project.  The agreements, as amended, under which we acquired the PACE Coal Property require us to make future payments to the sellers of the property, which payment obligations are secured by the property, and to complete of a final reserve study and mine feasibility study by April 9, 2013.  With respect to the obligation to compete a final feasibility study, under our current drilling schedule, we believe we are unlikely to meet the April 9, 2013 deadline and plan to request an extension as our Phase II drilling progresses.  If we are unable to make these payments or complete these other obligations and cannot obtain waivers or amendments to address these breaches, we may lose our interest in the property. In addition, we must acquire by purchase or lease the uncontrolled property in the PACE Coal Project necessary to develop the mine plan. The Company plans to evaluate all available exploration data to delineate the extent of the potential reserves and mineralized material, estimate their recoverability and determine requirements for additional exploration and analytical testing. The Company commissioned the preparation of a preliminary Mine Feasibility Study for the PACE Coal Project with the project data obtained during the 2011 drilling season. The studies were completed in September 2012.

We are subject to all of the risks inherent in the mining industry.

As an exploration stage company, our work is highly speculative and involves unique and greater risks than are generally associated with other businesses.  There can be no assurance that the PACE Coal Project or any of the properties we acquire contain or will contain a commercially viable ore body or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically, and legally feasible.  We are subject to all of the risks inherent in the mining industry, including, without limitation, the following (some of which we discuss in more detail below):

•
Success in discovering and developing commercially viable quantities of minerals is the result of a number of factors, including the quality of management, the interpretation of geological data, the level of geological and technical expertise, and the quality of land available for exploration;

•
Exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore;

•
Operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with;

•
A large number of factors beyond our control, including fluctuations in metal and minerals prices and production costs, inflation, the proximity and liquidity of minerals markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection, and other economic conditions, will affect the economic feasibility of mining;

•	Once mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change;

•
Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals or minerals from the ore and, in the case of new properties, to construct mining and processing facilities; and

•
If we proceed to development of a mining operation, our mining activities would be subject to substantial operating risks and hazards, including metal bullion losses, environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pit-wall failures, flooding, rock falls, periodic interruptions due to inclement weather conditions or other unfavorable operating conditions and other acts of God.  Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

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

Our growth and future profitability and the carrying value of our properties depend substantially on prevailing coal, oil, and natural gas prices. Prices also affect the amount of cash flow available for capital expenditures, if any, and our ability to borrow and raise additional capital. The amount we will be able to borrow under any credit facility will be based in part on changing expectations of future prices. Lower prices may also reduce the amount of coal, oil, and natural gas that we can economically produce and have an adverse effect on the value of our properties. Prices for coal, oil, and natural gas have increased significantly and have been more volatile over the past twelve months. Historically, the markets for coal, oil, and natural gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

•	the domestic and foreign supply of coal, oil, and gas;

•	the ability of members of the Organization of Petroleum Exporting Countries, or OPEC, and other producing countries to agree upon and maintain oil prices and production levels;

•	the level of consumer product demand;

•	the growth of consumer product demand in emerging markets, such as China and India;

•	labor unrest in coal, oil, and natural gas producing regions;

•	weather conditions, including hurricanes and other natural disasters;

•	the price and availability of alternative fuels;

•	the price of foreign imports; and

•	worldwide economic conditions.

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

The exploration and development of mineral and natural gas and oil properties in the United States is subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include, but are not limited to:

•	location and density of wells;

•	the handling of drilling fluids and obtaining discharge permits for drilling operations;

•	accounting for and payment of royalties on production from state, federal, and Indian lands;

•	bonds for ownership, development, and production of coal, natural gas, and oil properties;

•	transportation of natural gas and oil by pipelines;

•	operation of wells and reports concerning operations; and

•	taxation.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

 The price of our common stock is volatile and you may not be able to resell your shares at a favorable price.

Regardless of whether an active trading market for our common stock develops, the market price of our common stock is volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

•	the status of the PACE Coal Project;

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income, and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the coal exploration and production industry;

•	potentially limited liquidity;

•	actual or anticipated variations in our reserve estimates and quarterly operating results;

•	changes in coal, natural gas, and oil prices;

•	sales of our common stock by significant stockholders and future issuances of our common stock;

•	increases in our cost of capital;

•	changes in applicable laws or regulations, court rulings, and enforcement and legal actions;

•	commencement of or involvement in litigation;

•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;

•	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of natural gas and oil; and

•	domestic and international economic, legal, and regulatory factors unrelated to our performance.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;

•	Disclose certain price information about the stock;

•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•	Send monthly statements to customers with market and price information about the penny stock; and

•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.PROPERTIES.

Ownership of Coal Rights

On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and JBM Energy Company, LLC (“JBM Energy”) entered into an Assignment and Assumption of Coal Agreement (the “Assignment and Assumption of Coal Agreement”) to transfer and assign all of the rights and obligations of Future Gas under a Coal Buy and Sell Agreement, dated as of February 4, 2010, by and between Future Gas and JBM Energy (the “Coal Buy and Sell Agreement”).

Pursuant to the Coal Buy and Sell Agreement, Future Gas agreed to purchase all coal mineral rights owned by JBM Energy in certain real property located in Judith Basin County, Montana, as described in the quit claim deed attached to the Coal Buy and Sell Agreement, for a purchase price of $1,950,000, with JBM Energy retaining a royalty interest of Twenty–Five Cents ($0.25) per ton on all coal when and as mined from the coal property. The purchase price of $1,950,000 was to be paid by Future Gas to JBM Energy on the following terms and schedules: Fifty Thousand U.S. Dollars ($50,000) upon execution of the Coal Buy and Sell Agreement and One Hundred Fifty Thousand U.S. Dollars ($150,000) on the closing date of the Coal Buy and Sell Agreement. The remaining balance of One Million Seven Hundred Fifty Thousand U.S. Dollars ($1,750,000) was to be paid by Future Gas executing and delivering to JBM on the closing date of the Coal Buy and Sell Agreement, a negotiable promissory note payable to JBM, bearing interest at the rate of five percent (5%) per annum.  Payments under the Coal Buy and Sell Agreement and the promissory note were to be secured by a mortgage on the coal property and the other mineral property being conveyed by JBM Energy to Future Gas at closing.  Pursuant to the Assignment and Assumption of Coal Agreement, on April 9, 2010, we executed a promissory note in favor of JBM Energy on the same terms described above (the “JBM Note”).

On March 26, 2012, we entered into an Amended and Restated Coal Buy Sell Agreement (the “Coal Amendment”), by and between the Company and JBM Energy, amending and restating the terms of the Coal Buy and Sell Agreement. The Coal Amendment extended the date upon which we must complete a reserve study and mine feasibility study from April 9, 2012 to April 9, 2013.  In connection with the Coal Amendment, we also entered into an amended and restated JBM Note as of March 26, 2012, with a current principal balance of $1,350,000, an interest rate of 5% per annum.  This note was replaced by a second amended and restated promissory note in favor of JBM Energy on December 11, 2012 (the “Amended JBM Note”).  The current principal balance under the Amended JBM Note is $ 1,350,000, and we are required to make the following additional payments:

(a)           $100,000 upon the earlier of (i) sixty (60) days following the effective date of the registration statement on Form S-1 which we are filing under that certain Amended and Restated Standby Equity Distribution Agreement, dated as of June 30, 2012, by and between the Company and YA Global Master SPV Ltd. (the “Amended SEDA”) and  (ii) March 9, 2013.

(b)           Commencing on April 9, 2013, the remaining principal balance of $1,250,000 shall be paid in twelve monthly installments of $100,000 each, plus accrued interest on the unpaid principal balance, with the final principal payment of $50,000 due on April 9, 2014.

(c)           Interest payments are due on each of March 9, 2013 and April 9, 2013.

We have the right to prepay all or any part of the principal balance at any time without penalty.  Upon repayment of the Amended JBM Note, a quit claim deed will be delivered to us conveying the coal mineral rights which are the subject of the Coal Amendment.

Ownership of Mineral Rights

On March 31, 2010, the Company, Mr. Russell Pace, Jr. (“Pace”) and Future Gas entered into an Assignment and Assumption of Mineral Agreement (the “Assignment and Assumption of Mineral Agreement”) to transfer and assign all of Future Gas’ rights and obligations under the Mineral Buy and Sell Agreement, dated February 4, 2010, by and between Pace and Future Gas (the “Mineral Buy and Sell Agreement”).

Pursuant to the Mineral Buy and Sell Agreement, Pace sold to Future Gas all of the oil, gas, iron ore and all other minerals of whatever nature, except coal, located in Judith Basin County, Montana, as described in the quit claim deed attached to the Mineral Buy and Sell Agreement, for a purchase price of $1,950,000, with Pace retaining a royalty interest equal to twenty percent (20%) of all royalties or other payments received by Future Gas as a result of any lease of the mineral property being conveyed to Future Gas in the Mineral Buy and Sell Agreement, or any portion thereof, and twenty percent (20%) of all net cash proceeds and/or other considerations received by Future Gas from the sale or other disposition of the mineral property being conveyed to Future Gas in the Mineral Buy and Sell Agreement or any portion thereof. The purchase price of $1,950,000 was to be paid by Future Gas executing and delivering to Pace on the closing date of the Mineral Buy and Sell Agreement a negotiable promissory note payable to Pace, bearing interest at the rate of five percent (5%) per annum.  Payments under the Mineral Buy and Sell Agreement and the promissory note were to be secured by a mortgage on the coal property and the other mineral property being conveyed by Pace. Pursuant to the Assignment and Assumption of Mineral Agreement, on April 9, 2010, we executed a promissory note in favor of Pace on the same terms described above (the “Pace Note”).

On March 26, 2012, we entered into an Amended and Restated Mineral Buy Sell Agreement (the “Mineral Amendment”), by and between the Company and Pace, amending and restating the terms of the Mineral Buy and Sell Agreement. The Mineral Amendment extended the date upon which we must complete a reserve study and mine feasibility study from April 9, 2012 to April 9, 2013.  In connection with the Mineral Amendment, we also entered into an amended and restated Pace Note as of March 26, 2012, with a current principal balance of $1,550,000 and an interest rate of 5% per annum.  This promissory note was replaced by a second amended and restated promissory note in favor of Pace on December 11, 2012 (the “Amended Pace Note”).  The current principal balance under the Amended Pace Note is $1,550,000, and we are required to make the following additional payments:

(a)           $100,000 upon the earlier of (i) sixty (60) days following the effective date of the registration statement on Form S-1 which we are filing under the Amended SEDA and (ii) March 9, 2013.

(b)           $200,000 upon the earlier of (i) ninety (90) days following the effective date of the registration statement on Form S-1 and (ii) March 9, 2013.

(c)           Commencing on April 9, 2013, the remaining principal balance of $1,250,000 shall be paid in twelve monthly installments of $100,000 each, plus accrued interest on the unpaid principal balance, with the final principal payment of $50,000 due on April 9, 2014.

(d)           Interest payments are due on each of March 9, 2013 and April 9, 2013.

We have the right to prepay all or any part of the principal balance at any time without penalty.

Upon repayment of the Amended Pace Note, a quit claim deed will be delivered to us conveying the mineral rights which are the subject of the Mineral Amendment.

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

Drill Hole	Thickness (feet)	Dry Basis			MAF Btu/lb
		Ash (%)	Sulfur (%)	Btu/lb
PH1–1C	4.60	46.62	2.25	6,432	11,462
PH1–5C	10.20	30.55	3.74	9,093	13,081
PH1–6C	14.50	37.86	3.59	7,903	12,602
PH1–8C	1.95	43.92	2.01	7,027	12,530
PH1–9C	2.30	51.92	3.36	6,044	12,571
PH2–6C (1)	6.40	43.93	3.15	6,846	12,210
PH2–7C	12.50	40.92	3.43	7,439	12,214
PH2–8C (2)	4.10	30.18	4.87	9,116	13,056
PH3–21C	10.90	35.40	3.72	8,278	12,530

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

Other Property

In addition to the coal and mineral rights described above, we maintain our corporate offices at 16 Market Square Center, 1400 16th Street Suite 400, Denver, CO 80202. The Company pays a monthly fee of $299 for the use of a virtual office at this address.

ITEM 3.LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, or affiliate of the issuer and no owner of record or beneficially of more than 5% of our Common Stock, or any security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

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

Period	Low	High
Quarter ended September 30, 2012	$0.053	$0.15
Quarter ended June 30, 2012	$0.081	$0.1449
Quarter ended March 31, 2012	$0.14	$0.20
Quarter ended December 31, 2011	$0.125	$0.37

Quarter ended September 30, 2011	$0.245	$0.56

The last reported sale price of our common stock on the OTC Bulletin Board was $0.064 per share on December 27, 2012.

 Holders of Common Stock

As of December 27, 2012, there were nine holders of record of our common stock.

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

 Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal years ended September 30, 2012 or 2011.

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

On August 16, 2011, we started drilling operations for Phase I of the exploration drilling program. As of December 29, 2011, we had completed a total of 14,076 feet of drilling and 18 drilling locations involving all three phases of our exploration drilling program. All drill locations corresponding to Phases I and II have been fully completed, while one drill location corresponding to Phase III has been completed. Due to adverse weather conditions in Central Montana, we decided to halt drilling operations in December 2011. The decision took into consideration the decreasing returns in productivity and increasing operating costs that prevail when drilling activities occur with cold weather and snow on the ground. We plan to resume drilling activities for Phase III of the exploration drilling program in the spring of 2013 after finding capable drilling contractors and securing adequate financing.

We commissioned the preparation of a preliminary Mine Feasibility Study for the PACE Coal Project with the project data obtained during the 2011 drilling season and data from previous exploration work carried out by Mobil Oil Co. This preliminary study was completed by our engineering consultant Weir International, Inc. (“Weir”) in September 2012. Controlled property in the PACE Coal Project is comprised of acreage where the Company owns the coal and mineral rights but not the surface rights. Uncontrolled property in the PACE Coal Project is comprised of acreage where the Company owns neither the coal and mineral rights nor the surface rights; thus, the uncontrolled property will have to be successfully acquired by purchase or lease to develop the mine plan.  The Mine Feasibility Study includes information on the geology and mineralization of the PACE Coal Project, a mine plan suitable to geology and production requirements and projections for production capacity, productivity, staffing levels, equipment and facilities, capital expenditures, operating costs and coal sales. According to the preliminary Mine Feasibility Study, 191.3 million tons of coal are expected to be produced over a 15-year mine life. At full production, the mine plan projects annual production of thermal coal at 7.9 million saleable tons (14.9 million ROM tons) per year, utilizing three continuous miner units and one longwall mining unit. Capital expenditures are estimated at approximately $402 million for future initial mine development and $730 million for sustaining capital over the 15-year mine plan. In addition, we estimate the cost of leasing uncontrolled coal properties to be $5.5 million plus royalties calculated as a percentage of actual production.  The PACE Coal Project clean coal quality, based on the exploration data, is projected to be 11,750 Btu/lb and 2.28 percent sulfur (3.88 Lbs SO2/MBtu). The calorific value (Btu/lb) is among the highest in the major coal producing regions in the western United States. Upon completion of Phase III of our planned exploration drilling program, we expect to obtain a final reserve study setting forth the quantity and classification of proven and probable coal reserves and a valuation thereof and final mine feasibility study by the summer of 2013. These final studies will incorporate the drilling results of all three phases of the exploration program.

 RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Results

The Company had no revenue in the fiscal years ended September 30, 2012 and 2011.

 Expenses, including office and general, management fees, professional fees and exploration costs, were $1,142,642 in fiscal 2012, compared to $1,623,717 during the previous fiscal year. This decrease of $481,075 (30%) was primarily attributable to decrease in management fees of $565,667 (primarily attributable to the stock-based compensation of our officers), which was partially offset by an increase exploration costs of $7,716 (primarily attributable to the implementation of the PACE Coal Project), an increase in office and general expenses of $22,650, and an increase in professional fees of $54,226.

Other expenses, including interest expense and loss on settlement of debt, were $593,214 in fiscal 2012, compared to $328,347 during the previous fiscal year.  The increase of $264,867 (81%) was primarily attributed to an increase in interest expense of $31,805 (primarily attributed to interest accretion of the debt discount on promissory notes) and a loss on the settlement of debt of $233,062 (primarily attributed deemed extinguishment of debt and the issuance of new debt due under the amended promissory notes entered into by the Company on March 26, 2012).

We experienced a net loss of $1,735,586 during fiscal 2012 as compared to a net loss of $1,952,064 during the previous fiscal year, a $216,208 (11%) decrease.

Liquidity and Capital Resources

Our net loss for the fiscal year ended September 30, 2012 was $1,735,586.  During fiscal 2012, we experienced a decrease in cash of $630,280, which resulted a bank overdraft of $423 at September 30, 2012.  At September 30, 2012, we had a working capital deficit of $1,840,360, compared to working capital deficit of $25,277 at September 30, 2011.  The $1,815,083 increased deficit in working capital is attributable primarily to the $630,280 decrease in cash and a $1,168,750 increase in current portion of promissory notes.

Working Capital
	At September 30, 2012	At September 30, 2011

Current assets	$9,020	$647,610
Current liabilities	1,849,380	672,887
Working capital	$(1,840,360)	$(25,277)

 Operating Activities

Net cash flows used in operating activities were $898,048 and $690,365 for the years ended September 30, 2012 and 2011, respectively.  Negative cash flows in both periods are primarily attributable to a net loss of $1,738,586 ($1,952,064: 2011) furthermore changed by depreciation and amortization of $10,976 ($11,016: 2011), $251,336 ($692,500: 2011) in stock based compensation, $326,382 ($328,287: 2011) in accretion of debt discount, and $233,602 ($0: 2011) in loss recognized in extinguishment of debt. Net loss was further adjusted for (increase) decrease in prepaid expense of $8,733 ($(11,429): 2011), decrease in advances of $0 ($18,416: 2011), and increase in accounts payable of $7,320 ($222,909:2011).

 Investing Activities

Net cash flows used in investing activities were $32,232 and $100,630 for the years ended September 30, 2012 and 2011, respectively. Negative cash flows for the year ended September 30, 2012 was due to a reclamation bond in the amount of $32,232.

 Financing Activities

Net cash flows provided by financing activities were $300,423 and $900,000 for the years ended September 30, 2012 and 2011, respectively. Positive cash flows for the year ended September 30, 2012 were due to proceeds from the sale of common stock in the amount of $300,000. Positive cash flows for the year ended September 30, 2011 were due to proceeds from the sale of common stock in the amount of $1,500,000 partially offset by the repayment of promissory notes in the amount of $600,000.

	Year Ended September 30,
	2012	2011

Net Cash Used in Operating Activities	$(898,048)	$(690,365)
Net Cash Used in Investing Activities	(32,232)	(100,630)
Net Cash Provided by Financing Activities	300,423	900,000
Net Increase in Cash	$(629,857)	$109,005

We have a Stock Issuance Agreement dated September 10, 2010 with Black Sands Holdings, Ltd., a Marshall Islands corporation (“Black Sands”), pursuant to which Black Sands has provided the Company with financing of in excess of $2.4 million in the past two years.

While we expect to use issuances of Common Stock pursuant to the SEDA once it is available and engage in further financings with Black Sands to obtain additional working capital, we will require additional funding to execute our business plan, including the continuation of the PACE Coal Project. Our plan is to obtain such additional resources by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and to seek additional equity and/or debt financing.  However, we cannot provide assurances that we will be successful in accomplishing any of these plans.  Our failure to secure additional funding to implement our business plan will significantly affect our ability to continue operations.  We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Liquidity Outlook

We have substantial capital commitments over the next several years related to our interests in the PACE Coal property.  Pursuant to the Coal Amendment and the related Amended JBM Note, we are obligated to make payments to JBM Energy of (A) $100,000 upon the earlier of (i) sixty (60) days following the effective date of the registration statement on Form S-1 to be filed under the Amended SEDA and (ii) March 9, 2013 and (B) monthly payments of $100,000 plus accrued interest commencing on April 9, 2013.  Pursuant to the Mineral Amendment and the Amended Pace Note, we are obligated to make payments to Pace of (A) $100,000 upon the earlier of (i) sixty (60) days following the effective date of the registration statement filed under the Amended SEDA and (ii) March 9, 2013, (B) $200,000 upon the earlier of (i) ninety (90) days following the effective date of the registration statement and (ii) March 9, 2013 and (C) monthly payments of $100,000 plus accrued interest commencing on April 9, 2013.  Interest began to accrue under both the JBM Note and the Pace Note on April 9, 2012, and interest payments began on July 9, 2012.

Payment under the Amended JBM Note and the Amended Pace Note are expected to equal approximately $2.2 million in 2013.  Further, we expect to use cash of $900,000 for office and general expenses, management fees, professional fees and exploration costs in 2013.  We plan to meet these obligations by utilizing proceeds from issuances under the SEDA and other financing sources, as available. However, there is no assurance that additional financing with be available at all or on terms acceptable to us.

Our failure to secure additional funding to implement our business plan will significantly affect our PACE Coal Project and our ability to continue operations.   We do not have sufficient working capital to meet our day to day obligations or to enable us to carry out our stated plan of operation for the next twelve months.  If we fail to make the required payments under the Amended JBM Note or the Amended Pace Note, we may forfeit our rights with respect to the PACE Coal Property. Further, if we cannot obtain additional funding in the near term, we may be forced to cease operations and liquidate.

Off-Balance Sheet Arrangements

 At September 30, 2012, we had no existing off-balance sheet arrangements, as defined under SEC rules that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Name	Age	Position	Date Appointed
Johannes Petersen	40	CFO, Secretary, and Director	November 20, 2009
Alvaro Valencia	39	President, CEO, and Director	August 1, 2010

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

Mr. Petersen formerly served as CEO and sat on the board of directors of Gold American Mining Corp. from Feb 2010 to Oct 2012 a U.S. public company, currently quoted on the OTC Bulletin Board. Mr. Petersen formerly served as CEO for Dragon Gold Resources Inc. from July 2004 to May 2007 and as CFO for Century Petroleum Corp. from May 2006 to December 2009, U.S. companies previously listed on the OTC Bulletin Board. He also served as CFO for American Sierra Gold Corp from October 2009 to September 2010, a U.S. company listed on the OTC Bulletin Board. He also sat on the board of Reflection Oil & Gas Partners Ltd (2005–2010) and Hainan Mining Corporation (2005–2011), private UK companies of which he was a founder. He formerly worked in Lima, Peru for the following: Peru Scan Trading SAC, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian securities regulation agency equivalent to the SEC).

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

ITEM 11.EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the fiscal years ended September 30, 2012 and 2011 for our officers and directors. We did not have any other executive officers or directors as of the end of fiscal 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johannes Petersen Officer	2011	$60,000	(2)	0	0	0	0	0	0	$60,000	(2)
	2012	$43,000	(2)	$5,000	0	0	0	0	0	$48,000	(2)
Alvaro Valencia Officer	2011	$50,000		0	$692,500	0	0	0	0	$742,500
	2012	$50,000		$5,000	$133,833	0	0	0	0	$188,333

(1)	Calculated in accordance with FASB ASC Topic 718.
(2)
Mr. Petersen earned $5,000 per month based on a consulting arrangement with the Company for providing services as a financial officer of the Company from October 1, 2010 to May 31, 2012.  Mr. Petersen earned $3,000 for the period from July 1, 2012 to September 30, 2012.

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

Shares issued to Mr. Valencia since the execution of the Consulting Agreement until September 30, 2012, total 2,000,000 shares and were issued as follows:

# Certificate	# Shares	Dated
Shares	Dated
1067	250,000	11/01/2010
1068	250,000	02/01/2011
1092	250,000	05/01/2011
1093	250,000	08/01/2011
1094	250,000	11/01/2011
1097	100,000	02/21/2012
1098	100,000	02/21/2012
1099	50,000	02/21/2012
1105	250,000	05/01/2012
1106	250,000	08/01/2012

We have entered into a consulting arrangement with Johannes Petersen, our Chief Financial Officer and Secretary, pursuant to which, we pay Mr. Petersen $5,000 per month for providing consulting services in his capacity as Chief Financial Officer and Secretary.  However, such consulting arrangement has not been memorialized in a written agreement. For the period from July 1, 2012 to September 30, 2012, the Company and Mr. Petersen agreed that we would pay $3,000 for his consulting services.

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

 Outstanding Equity Awards at 2012 Fiscal Year-End

None.

 Compensation Committee Interlocks and Insider Participation

All members of our board of directors acted in lieu of a compensation committee during fiscal 2012.  We had no compensation committee interlocks with any entity in fiscal 2012.

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

Johannes Petersen
Alvaro Valencia

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of American Power’s knowledge, about the ownership of American Power’s common stock on December 27, 2012 relating to those persons known to beneficially own more than 5% of American Power’s capital stock and by American Power’s named executive officers, directors and directors and executive officers as a group. The percentage of beneficial ownership for the following table is based on
102,512,909 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of American Power’s common stock.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF DECEMBER 27, 2012

OFFICERS AND DIRECTORS
Title of Class	Name and Address of Shareholder	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Johannes Petersen c/o American Power Corp 1600 14th Street, Ste 400 Denver CO 80202	CFO, Secretary and Director	47,600,000	46.4%
Common Stock	Alvaro Valencia(3) c/o American Power Corp 1600 14th Street, Ste 400 Denver CO 80202	President, CEO, Director	2,000,000	2.0%
All Officers and Directors as a group			49,700,000	48.6%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	A total of 102,512,909 shares of our common stock outstanding are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 27, 2012.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

De Joya Griffith & Company, LLC served as our principal independent public accountants for fiscal 2011 and 2012. Aggregate fees billed to us for the fiscal years ended September 30, 2012 and 2011 by De Joya Griffith & Company, LLC were as follows:

	For the Fiscal Years Ended September 30,
	2012	2011

(1) Audit Fees(1)	$31,350	$22,250
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our independent public accountants	$31,350	$22,250

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

 (a)Financial Statements

See “Index to Financial Statements” on page F-3.

 (b) and (c)Exhibits

EXHIBIT INDEX

3(i)
Incorporating Documents of the Company, including: Articles of Incorporation, dated August 7, 2007, (incorporated by reference to Exhibit 3.(I). of the Company’s Form S-1 filed on June 9, 2008); Amendment to Articles of Incorporation ( incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on June 25, 2012)

3(ii)	Bylaws of the Company, including: Bylaws, dated August 13, 2007, (incorporated by reference to Exhibit 3.(II). of the Company’s Form S-1 filed on June 9, 2008)

10.1	Coal Buy and Sell Agreement, dated February 4, 2010, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 5, 2010)

10.2	Assignment and Assumption of Coal, dated March 31, 2010, (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 5, 2010)

10.3	Consulting Agreement, dated February 4, 2010, (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 5, 2010)

10.4	Stock Agreement, dated February 4, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 5, 2010)

10.5	Assignment and Assumption of Stock and Consulting Agreements, dated March 31, 2010, (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on April 5, 2010)

10.6	Mineral Buy and Sell Agreement, dated February 4, 2010, (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on April 5, 2010)

10.7	Mineral Buy and Sell Agreement, dated February 4, 2010, (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on April 5, 2010)

10.8	Escrow Agreement, dated April 9, 2010, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 14, 2010)

10.9	Quit Claim Mineral Deed, dated April 9, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 14, 2010)

10.10	Quit Claim Mineral Deed, dated April 9, 2010, (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 14, 2010)

10.11	Promissory Note, dated April 9, 2010, (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 14, 2010)

10.12	Promissory Note, dated April 9, 2010, (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on April 14, 2010)

10.13	Independent Consultant Agreement, dated August 1, 2010, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 4, 2010)

10.14	Stock Issuance Agreement, dated September 10, 2010, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 13, 2010)

10.15	Settlement Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed on September 13, 2010)

10.16	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 8, 2010)

10.17	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 1, 2011)

10.18	Gryphon Partners Letter, dated January 28, 2011, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 1, 2011)

10.19	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 28, 2011)

10.20	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 11, 2011)

10.21	Standby Equity Distribution Agreement, dated February 17, 2012, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2012)

10.22	Note Purchase Agreement, dated February 17, 2012, (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 24, 2012)

10.23	Secured Convertible Note (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 24, 2012)

10.24	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2012)

10.25	Amended and Restated Coal Buy and Sell Agreement, dated March 26, 2012, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 30, 2012)

10.26	Amended and Restated Promissory Note, dated March 26, 2012, (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 30, 2012)

10.27	Amended and Restated Mineral Buy and Sell Agreement, dated March 26, 2012, (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 30, 2012)

10.28	Amended and Restated Promissory Note, dated March 26, 2012, (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 30, 2012)

10.29	Amended and Restated Escrow Agreement, dated March 26, 2012, (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on March 30, 2012)

10.30	Termination Agreement, dated June 13, 2012, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 15, 2012)

10.31	Amended and Restated Standby Equity Distribution Agreement, dated June 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 15, 2012)

10.32	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 25, 2012)

10.33	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 5, 2012)

10.34	Second Amended and Restated Promissory Note, dated December 11, 2012, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 20, 2012)

10.35	Second Amended and Restated Promissory Note, dated December 11, 2012, (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 20, 2012)

10.36	Second Amended and Restated Escrow Agreement, dated December 11, 2012, (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on December 20, 2012)

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and September 30, 2010; (ii) Consolidated Statements of Operations for the twelve months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Cash Flows for the twelve months ended September 30, 2011 and September 30, 2010; and (iv) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POWER CORPORATION

By: /s/ Alvaro Valencia
Director, Chief Executive Officer and President

By: /s/ Johannes Petersen
Director, Chief Financial Officer and Secretary
Date:  December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alvaro Valencia
Director, Chief Executive Officer and President

By: /s/ Johannes Petersen
Director, Chief Financial Officer and Secretary
Date:  December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Power Corp.

We have audited the balance sheets of American Power Corp. (An Exploration Stage Company) (the “Company”) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2012 and 2011, and for the period from inception (August 7, 2007) through September 30, 2012. American Power Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Power Corp. (An Exploration Stage Company) as of September 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012 and for the period from inception (August 7, 2007) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
December 19, 2012

________________________________________________________________________________________________________________________________________________________________________________
De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

AMERICAN POWER CORP.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Audited)

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	September 30, 2012	September 30, 2011

ASSETS
CURRENT ASSETS
Cash	$-	$629,857
Prepaids and deposit	9,020	17,753
TOTAL CURRENT ASSETS	9,020	647,610

LONG TERM ASSETS
Mineral property (Note 4)	2,670,500	2,670,500
Reclamation bond	125,108	92,876
Equipment - net	1,978	3,218
Website - net	16,562	26,297
TOTAL LONG TERM ASSETS	2,814,148	2,792,891
TOTAL ASSETS	$2,823,168	$3,440,501

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$423	$-
Accounts payable and accrued liabilities	248,957	241,637
Promissory notes, current portion	1,600,000	431,250
TOTAL CURRENT LIABILITIES	1,849,380	672,887

LONG TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $217,998 ($777,442 – September 30, 2011)	1,082,002	1,691,308
TOTAL LONG TERM LIABILITIES	1,082,002	1,691,308
TOTAL LIABILITIES	2,931,382	2,364,195

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
101,247,086 shares of common stock (92,952,085 September 30, 2011)	101,247	92,951
Additional paid-in capital	4,349,244	2,957,037
Stock payable	18,333	867,500
Accumulated deficit during the exploration stage	(4,577,038)	(2,841,182)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(108,214)	1,076,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,823,168	$3,440,501

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			Cumulative results
			from inception
	Year ended	Year ended	(August 7, 2007) to
	September 30, 2012	September 30, 2011	September 30, 2012
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	283,682	261,032	642,066
Management fees	236,833	802,500	1,237,997
Professional fees	173,517	119,291	383,659
Gain on debt forgiveness	-	-	(8,000)
Exploration costs	448,610	440,894	889,504
Total expenses	(1,142,642)	(1,623,717)	(3,145,226)

OTHER EXPENSE
Interest expense	(360,152)	(328,347)	(885,873)
Loss on debt settlement	(233,062)	-	(470,869)
Total other expenses	(593,214)	(328,347)	(1,356,742)

NET LOSS	$(1,735,856)	$(1,952,064)	$(4,501,968)

BASIC LOSS PER COMMON SHARE
	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	97,510,321	92,125,873

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (August 7, 2007) to September 30, 2012
(Audited)
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Stock Payable	Accumulated deficit during the exploration stage	Total

Balance, August 7, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share on August 13, 2007	44,200,000	44,200	-	(8,500)	-	(35,700)	-
Net loss	-	-	-	-	-	(2,525)	(2,525)
Balance, September 30, 2007	44,200,000	44,200	-	(8,500)	-	(38,225)	(2,525)

Subscription Receivable	-	-	-	8,500	-	-	8,500
Common stock issued for cash at $0.03per share July and August 2008	43,180,000	43,180	-	-	-	(39,370)	3,810
Net loss						(12,964)	(12,964)
Balance, September 30, 2008	87,380,000	87,380	-	-	-	(90,559)	(3,179)

Net loss	-	-	-	-	-	(21,338)	(21,338)
Balance, September 30, 2009	87,380,000	87,380	-	-	-	(111,897)	(24,517)

Forgiveness of debt by former director	-	-	16,198	-	-	-	16,198
Common Stock, issued for mineral property at $0.05 per share April 9, 2010	2,300,000	2,300	112,700	-	-	-	115,000
Common stock issued for cash at $0.50 per share June 25, 2010	800,000	800	399,200	-	-	-	400,000
Common stock to be issued on debt totaling $208,603 (including interest of $8,603) conversion at $0.50 per share September 10, 2010	-	-	-	-	446,410	-	446,410
Common stock to be issued for services at $0.96 per share at September 30, 2010	-	-	-	-	160,000	-	160,000
Private placement received in advance	-	-	-	-	500,000	-	500,000
Net loss	-	-	-	-	-	(777,221)	(777,221)
Balance, September 30, 2010	90,480,000	90,480	528,098	-	1,106,410	(889,118)	835,870

Common stock issued for 595,238 units at $0.84 per unit on October 5, 2010	595,238	595	499,405	-	(500,000)	-	-
Common stock issued for 449,438 units at $0.89 per unit on January 25, 2011	449,438	449	399,551	-	-	-	400,000
Common stock issued for 510,204 units at $0.98 per unit on February 23, 2011	510,204	510	499,490	-	-	-	500,000
Common stock issued for stock payable on April 5, 2011	417,205	417	445,993	-	(446,410)	-	-
Common stock issued for services on April 5, 2011, 250,000 shares vested on October 31, 2010 and 250,000 shares vested on January 31, 2011	500,000	500	584,500	-	(160,000)	-	425,000
Common stock to be issued for 2,727,273 units at $0.22 per unit on August 9, 2011	-	-	-	-	600,000	-	600,000
Common stock to be issued for services at September 30, 2011	-	-	-	-	267,500	-	267,500
Net loss	-	-	-	-	-	(1,952,064)	(1,952,064)
Balance, September 30, 2011	92,952,085	92,951	2,957,037	-	867,500	(2,841,182)	1,076,306

Common stock issued for stock payable on December 12, 2011	2,727,273	2,727	597,273	-	(600,000)	-	-
Common stock issued for services on December 12, 2011 , 250,000 shares vested on April 30, 2011, 250,000 shares vested on July 31, 2011 and 250,000 shares vested on October 31, 2011	750,000	750	289,250	-	(267,500)	-	22,500
Common stock issued for services on February 1, 2012 , 250,000 shares vested on January 31, 2012	250,000	250	42,250	-	-	-	42,500
Common stock issued for 734,394 units at $0.16 per unit on February 17, 2012	734,394	734	116,769	-	-	-	117,503
Common stock issued for 1,666,667 units at $0.12 per unit on February 21, 2012	1,666,667	1,668	198,332	-	-	-	200,000
Common stock issued for services on May 1, 2012 , 250,000 shares vested on April 30, 2012	250,000	250	33,000	-	-	-	33,250
Common stock issued for services on August 1, 2012 , 250,000 shares vested on July 31, 2012	250,000	250	17,000	-	-	-	17,250
Common stock issued for 1,666,667 units at $0.06 per unit on September 30, 2012	1,666,667	1,667	98,333	-	-	-	100,000
Common stock to be issued for services at September 30, 2012	-	-	-	-	18,333	-	18,333
Net loss	-	-	-	-	-	(1,735,856)	(1,735,856)
Balance, September 30, 2012	101,247,086	$101,247	$4,349,244	$-	$18,333	$(4,577,038)	$(108,214)

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)
			Cumulative results
	Year ended	Year ended	from inception (August 7, 2007)
	September 30, 2012	September 30, 2011	to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,735,856)	$(1,952,064)	$(4,501,968)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	10,976	11,016	25,363
Stock-based compensation	251,336	692,500	1,103,836
Accretion of debt discount	326,382	328,287	852,043
Gain on extinguishment of debt	-	-	(8,000)
Loss on extinguishment of debt	233,062	-	470,869
(Increase) decrease in prepaid expenses	8,733	(11,429)	(9,020)
Decrease in advances to related party	-	18,416	-
Increase in accounts payable and accrued liabilities	7,319	222,909	256,956
NET CASH USED IN OPERATING ACTIVITIES	(898,048)	(690,365)	(1,809,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	(7,754)	(38,945)
Equipment	-	-	(4,957)
Mineral property	-	-	(350,000)
Reclamation bond	(32,232)	(92,876)	(125,108)
NET CASH USED IN INVESTING ACTIVITIES	(32,232)	(100,630)	(519,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdraft	423	-	423
Proceeds from sale of common stock	300,000	1,500,000	2,712,310
Loans from related party	-	-	16,198
Proceeds from notes payable	-	-	200,000
Payment on promissory note	-	(600,000)	(600,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	300,423	900,000	2,328,931

(DECREASE) INCREASE IN CASH	(629,857)	109,005	-
CASH, BEGINNING OF PERIOD	629,857	520,852	-

CASH, END OF PERIOD	$-	$629,857	$-

Interest paid with cash	$31,250	$-	$31,250
Taxes paid with cash	$-	$-	$-
Supplemental cash flow information and non-cash investing and financing activities:
Common stock payable for property	$-	$-	$115,000
Promissory notes issued for property	$-	$-	$2,405,500
Forgiveness of debt by former director	$-	$-	$16,198
Common stock issued to satisfy common stock payable	$867,500	$1,106,410	$1,973,910
Conversion of debt totaling $208,603, (including interest of $8,603) for common stock	$-	$-	$464,610
The accompanying notes are an integral part of these financial statements

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

American Power Corp. (the “Company”) was originally organized as Teen Glow Makeup, Inc. under the laws of the State of Nevada on August 7, 2007.  On April 30, 2010 the Company changed its name to American Power Corp.  The Company is in the exploration stage and has incurred losses since inception of $4,501,968.  The Company is An Exploration Stage Enterprise, as defined in FASB ASC 915-10 “Development Stage Entities”.  During the year ended September 30, 2010, the Company decided to redirect its business focus toward coal, oil and natural gas exploration and development.

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

Going Concern
The Company’s financial statements as of September 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the years ended September 30, 2012 and 2011 the Company had a net loss of $1,735,856 and $1,952,064, respectively.

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

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Website Development Costs
Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using the straight-line method over a four year estimated economic life. For the years ended September 30, 2012 and September 30, 2011, the company recorded Website amortization of $9,736 and $9,754, respectively, and net Website asset of $16,562 and $26,297, respectively.

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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As of September 30, 2012, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2012, or which are expected to impact future periods, which were not already adopted and disclosed in prior periods.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 3 – FIXED ASSETS

The Company’s fixed assets consist of computer equipment which is valued at cost and depreciated using the straight-line method over four years as follows:

			Sept. 30,	Sept. 30,
		Accumulated	2012	2011
	Cost	Amortization	Net	Net

Computer equipment	$4,957	$2,979	$1,978	$3,218

Depreciation of $1,240 and $1,262 is included in general and administrative expenses in the statement of operations for the years ended September 30, 2012 and 2011, respectively.

NOTE 4 – COAL AND OTHER MINERAL PROPERTIES

The Company entered into a series of agreements to acquire all the mineral, oil and gas rights of a mineral property located in Judith Basin County, Montana for a total consideration of $2,670,500.

Coal Agreement and Amendment
On March 31, 2010, the Company, Future Gas Holdings, Ltd. (“Future Gas”) and JBM Energy Company, LLC (“JBM”) entered into an Assignment of Coal Agreement (“Assignment”) to transfer and assign all the rights and obligations of Future Gas to the Company to purchase all coal mineral rights owned by JBM under a Coal Buy and Sell Agreement (“Coal Agreement”) dated February 4, 2010. Pursuant to the Assignment and Coal Agreement, the Company paid in cash $150,000 to JBM and signed a 5% promissory note with a face value of $1,750,000 (“Coal Promissory Note”) to JBM. During the first 2 years, the note carried no interest. On July 9, 2010 and January 9, 2011 cash payments of $200,000 and $200,000, respectively, were paid towards Coal Promissory Note. An additional amount of $100,000 was to be paid 90 days following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Interest only payments on the $1,250,000 balance were to be made quarterly during the third and fourth years, starting July 9, 2012.  Starting July 9, 2014, the principal balance of $1,250,000 was to be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment. The Company has made one interest payment of $15,625 as of September 30, 2012, and one interest payment of $15,625 subsequently.

On March 26, 2012, the Company entered into an Amended and Restated Coal Buy Sell Agreement (the “Coal Amendment”), by and between the Company and JBM, amending and restating the terms of the Coal Agreement, dated as of February 4, 2010, by and between JBM and Future Gas, which Coal Agreement was subsequently assigned by Future Gas to the Company pursuant to that certain Assignment, dated as of March 31, 2010, by and among JBM, Future Gas, and the Company.

The Coal Amendment extended the date upon which the Company must complete a reserve study and mine feasibility study from April 9, 2012 to April 9, 2013. However, the Company represents that it will make every effort in good faith to complete its drilling plan in 2012 and have Weir International, Inc. finalize and prepare a preliminary reserve study and mine feasibility study and mining plan as soon as possible thereafter. The Coal Amendment also provides that the Company’s payment of $100,000 to JBM that was previously due 90 days following the completion of the mining and reserve study and to be no later than April 9, 2012 is now due on the earlier of (i) sixty (60) days following the effective date of the registration statement (the "Registration Statement") with respect to the Amended and Restated Standby Equity Distribution Agreement (the “SEDA”), dated as of June 13, 2012, by and between the Company and YA Global Master SPV Ltd. or (ii) December 9, 2012, and delayed the first interest payment due under the Coal Agreement until July 9, 2012.  Finally, the Company’s payment obligations under the Coal Amendment are evidenced by an amended and restated promissory note of the Company in favor of JBM, dated as of March 26, 2012, with a current principal balance of $1,350,000, an interest rate of 5% per annum and monthly payments of $100,000 plus accrued interest commencing on April 9, 2013 (the “Amended Coal Promissory Note”). The Amended Coal Promissory Note replaces the Coal Promissory Note, dated as of April 9, 2010, by the Company in favor of JBM.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 4 – COAL AND OTHER MINERAL PROPERTIES (continued)

The Amended Coal Promissory Note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of coal properties. Accordingly, the Company imputed a discount of $186,392 at a market interest rate of approximately 16% in accordance FASB ASC 835,”Interest”. Should the Company make all necessary payments as indicated, up until December 9, 2012 and completes the Reserve Study and Mining Plan as anticipated in the agreement, but defaults on the $1,250,000 balance, the coal property will be returned to JBM and the Company will receive a 40% equity interest in JBM and the $1,250,000 balance will be cancelled.  Otherwise, if the Company defaults on Amended Coal Promissory Note, JBM at its option may terminate the agreement and or initiate action for any other remedy under the law.  At September 30, 2012, Amended Coal Promissory Note is presented net of unamortized debt discount of $108,223 (2011 - $381,808).

Under the Coal Amendment, JBM will be paid a royalty of $0.25 per ton on all coal when and as mined from the coal property.

Mineral Agreement and Amendment
On April 9, 2010, the Company, Future Gas and Russell B. Pace, Jr. (“Pace”) entered into an Assignment and Assumption of Mineral Agreement (“Mineral Agreement”) to transfer and assign all the rights and obligations of Future Gas to the Company to purchase all mineral rights (except coal), oil and gas rights owned by Pace under a Mineral Buy and Sell Agreement dated February 4, 2010.  Pursuant to the Mineral Buy and Sell Agreement, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share), signed a 5% promissory note with a face value of $1,950,000 (“Mineral Promissory Note”). On October 9, 2010 and April 9, 2011 cash payments of $200,000 and $200,000, respectively, was paid towards Mineral Promissory Note. Additional amounts of $100,000 and $200,000 were to be paid 90 days and 180 days, respectively, following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. An interest only payment on the $1,250,000 balance was to be paid quarterly during the third and fourth years, starting July 9, 2012. Starting, July 9, 2014, the principal balance of $1,250,000 were to be paid in 8 equal quarterly installments, plus accrued interest on the unpaid principal balance to date of each principal payment.

On April 9, 2010, the Company agreed to issue 300,000 common shares of common stock valued at $15,000 ($0.05 per share), to the parties involved in the Assignment of Coal Agreement and Assignment and Assumption of Mineral Agreement as introduction and assignment compensation. The shares were issued on August 27, 2010.

Furthermore, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share) to Future Gas for the assignment of such agreements

On March 26, 2012, the Company entered into an Amended and Restated Mineral Buy Sell Agreement (the “Mineral Amendment”), by and between the Company and Pace, amending and restating the terms the Mineral Agreement, dated as of February 4, 2010, by and between Pace and Future Gas, which Mineral Agreement was subsequently assigned by Future Gas to the Company pursuant to that certain Mineral Agreement, dated as of April 9, 2010, by and among Pace, Future Gas, and the Company.

The Mineral Amendment delays the Company’s payment of $100,000 to Pace until the earlier of (i) sixty (60) days following the effective date of the Registration Statement or (ii) December 9, 2012, and delays the first interest payment due under the Mineral Agreement until July 9, 2012. An additional $200,000 will be payable to Pace upon the earlier of (i) ninety (90) days following the effective date of the Registration Statement or (ii) December 9, 2012. The $100,000 and $200,000 amounts were to be previously paid 90 days and 180 days, respectively, following the completion of the Reserve Study and Mining Plan, to be no later than April 9, 2012. Finally, the Company’s payment obligations under the Mineral Agreement are evidenced by an amended and restated promissory note of the Company in favor of Pace, dated as of March 26, 2012, with a current principal balance of $1,550,000, an interest rate of 5% per annum and monthly payments of $100,000 plus accrued interest commencing on April 9, 2013 (the “Amended Mineral Promissory Note”). The Amended Mineral Promissory Note replaces the Mineral Promissory Note, dated as of April 9, 2010, by the Company in favor of Pace.

The Amended Mineral Promissory Note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of mineral, oil and gas properties.   Accordingly, the Company imputed a discount of $200,363 at a market interest rate of approximately 16% in accordance FASB ASC 835, “Interest”.  If the Company defaults on Amended Mineral Promissory Note, Pace at his option may terminate the agreement and or initiate action for any other remedy under the law.  At September 30, 2012, Amended Mineral Promissory Note is presented net of unamortized debt discount of $109,775 (2011 - $395,634).

Under the Mineral Buy Sell Agreement, Pace is due a royalty equal to 20% of all royalties and other payments received by the Company as a result of any lease of the mineral property conveyed and 20% of all net cash proceeds and/or other consideration received by the Company from the sale or disposal of the mineral, oil and gas property.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 4 – COAL AND OTHER MINERAL PROPERTIES (continued)

Loss on Extinguishment of Debt
In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $233,062 in the line item “Loss on extinguishment of debt” in the Statements of Operations.

Consulting Agreement
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

NOTE 5 – SHAREHOLDERS’ EQUITY (DEFICIT)

Share Capital

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

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 5 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Share Capital (continued)

On June 30, 2010, the Company closed a private placement consisting of 800,000 shares of common stock at a purchase price of $0.50 per share, for gross proceeds of $400,000.

On August 1, 2010, the Company entered into an independent consultant agreement with CEO and Director, Alvaro Valencia, in which Mr. Valencia is entitled to receive over a period of 4 years, up to an aggregate amount of 4,000,000 of restricted shares of the Company’s common stock. The shares are to vest and be issued at the end of each three month period. For the years ended September 30, 2012, 2011 and 2010, Mr. Valencia has earned a total 1,000,000, 1,000,000 and 167,667 shares valued at $133,833, $692,500 and $133,833, respectively,  The shares were valued based on the closing price of our common stock on the date the stock grant vested.

On October 5, 2010, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., to subscribe to and purchase 595,238 units valued at $0.84 per unit for an aggregate purchase price of $500,000.  Each unit comprises one share of common stock and one warrant of the Company.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $1.26 per share for a period of three years. These shares were previously recorded as stock payable at September 30, 2010.

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

On April 5, 2011, the Company issued 417,205 shares to settle the debt to equity conversion agreement entered into September 10, 2010, as a means of settling an outstanding loan and interest amount of $208,603. On April 6, 2010, the Company obtained the loan settled in the amount of $200,000, bearing interest of 10% per annum from Black Sands Holdings, Ltd.  The fair value of the shares was $446,410, of which $237,807 was recognized as a loss on debt settlement in the statement of operations for the year ended September 30, 2010. These shares were previously recorded as stock payable at September 30, 2010.

On April 5, 2011, the Company issued a total of 500,000 shares to Mr. Alvaro Valencia, CEO and Director of the Company in accordance with his Independent Consulting Agreement. These shares were previously recorded as a stock payable.

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

On December 12, 2011, the Company issued a total of 750,000 shares to Mr. Alvaro Valencia, CEO and Director of the Company in accordance with his Independent Consulting Agreement. These shares were previously recorded as a stock payable.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 5 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Share Capital (continued)

On February 17, 2012, the Company issued a total of 734,394 shares common stock to YA Global Master SPV Ltd. as a commitment fee for the following contemplated transitions:

(1)
On February 17, 2012, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Master SPV Ltd. (“YA Global”) pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global, and YA Global agrees to purchase shares of its common stock, $0.001 par value per share for a total purchase price of up to four million dollars ($4,000,000). Each sale of Common Stock, pursuant to an advance notice under the SEDA (each an “advance notice”), shall be limited to the greater of (1) $250,000 and (2) the average of the daily value traded for each of the 10 trading days prior to the applicable advance notice. For each share of Common Stock purchased pursuant to the SEDA, YA Global will pay to the Company ninety-five (95%) of the market price, defined as the average of the two lowest daily volume weighted average price of the Common Stock during the five (5) consecutive trading days following delivery by the Company of an advance notice, which price shall not be less than 90% of the volume weighted average price on the trading day prior to the advance notice date. Under the SEDA, the Company cannot sell shares of Common Stock until such time as it files with the Securities and Exchange Commission (“SEC”) a registration statement (the “Registration Statement”) registering the resale of the shares of Common Stock to be sold to YA Global, and such registration statement is declared effective by the SEC. The Company is not obligated to sell any shares of Common Stock under the SEDA and there are no minimum commitments or minimum use penalties. The SEDA, unless terminated by the Company, shall terminate on the earlier of (i) March 1, 2014, or (ii) the date on which YA Global

(2)
On February 17, 2012, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with YA Global pursuant to which the Company may issue and sell to YA Global, and YA Global shall purchase, secured convertible notes (the “Notes”) in an aggregate principal amount of up to $200,000, which Notes are convertible into Common Stock. The Company may notify YA Global in writing of its intent to sell a Note to YA Global at any time and from time to time after the Company’s initial filing of the Registration Statement and prior to the earlier of the date on which such Registration Statement is declared effective by the SEC and August 13, 2012, subject to the satisfaction (or waiver) of certain terms and conditions. Notes are issuable with principal amounts not to exceed $50,000 and, other than with respect to the first Note purchased by YA Global, there must be at least 30 days between Note Purchases.

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

Concurrently with the termination of the Note Purchase Agreement, on June 13, 2012, the Company entered into an Amended and Restated Standby Equity Distribution Agreement with YA Global (“Amended SEDA”) to clarify the obligations of the parties pursuant to the Standby Equity Distribution Agreement, dated as of February 17, 2012, by and between the Company and YA Global.

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

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 5 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Share Capital (continued)

On September 20, 2012, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., to subscribe to and purchase 1,666,667 units valued at $0.06 per unit for an aggregate purchase price of $100,000.  Each unit consists of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase one additional share of the Company’s common stock at an exercise price of $0.09 for a period of three years.

Stock Payable

At September 30, 2012, under the Independent Consultant Agreement between the Company and the CEO, 166,667 shares of common stock were recorded in stock payable on the balance sheet at an estimated value of $18,333 based on the closing price of our shares of common stock at September 30, 2012.

Warrants

The following is a summary of the common stock warrants granted, forfeited or expired and exercised.

		Weighted Average Exercise
	Warrants	Price Per Shares
Outstanding – October 1, 2010	0	$0.00
Granted	4,282,153	$0.70
Forfeited or expired	0	$0.00
Exercised	0	$0.00
Outstanding – September 30, 2011	4,282,153	$0.70
Granted	3,333,334	$0.14
Forfeited or expired	0	$0.00
Exercised	0	$0.00
Outstanding – September 30, 2012	7,615,487	$0.45

As of September 30, 2012, the Company has the following warrants to purchase common stock outstanding:

Number of	Warrant Exercise	Warrant
Warrants Issued	Price Per Share	Expiration Date
595,238	$1.26	October 5, 2013
449,438	$1.34	January 25, 2014
510,204	$1.47	February 23, 2014
2,727,273	$0.33	August 9, 2014
1,666,667	$0.18	February 21, 2015
1,666,667	$0.09	September 20, 2015
7,615,487

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Audited)

NOTE 6 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of $2,083,223 that may be available to reduce future years’ taxable income through 2029 to 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2012 and 2011:

Deferred tax assets:	2012	2011
Net operating loss carry forward	$2,083,223	$1,158,146

Total deferred tax assets	$729,128	$405,351
Less: Valuation allowance	(729,128)	(405,351)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of September 30, 2012 was $729,128. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2012.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2012 and 2011:

	2012	2011
Federal statutory tax rate	(35.0)%	(35.0)%
Stock-based compensation	5.0%	12.0%
Interest accretion	7.0%	6.0%
Loss on extinguishment	5.0%	0%
Valuation allowance	18.0%	17.0%
	-%	-%

NOTE 7 - SUBSEQUENT EVENTS

On October 3, 2012, the Company entered into a Private Placement Subscription for Non U.S. Subscribers with Black Sands Holdings, Inc., to subscribe to and purchase 1,265,823 units valued at $0.079 per unit for an aggregate purchase price of $100,000.  Each unit consists of one share of the Company’s common stock and one warrant.   Each warrant entitles the holder to purchase one additional share of the Company’s common stock at an exercise price of $0.119 for a period of three years.

On December 11, 2012, the Company entered into a Second Amended and Restated Promissory Note (the “Amended JBM Note”) in connection with that certain Amended and Restated Coal Buy and Sell Agreement (the “Coal Agreement”) dated as of March 26, 2012, by and between the Company and JBM Energy Company, LLC (“JBM”). The Amended JBM Note replaces the Amended and Restated Promissory Note with JBM Energy dated March 26, 2012 to provide that the next payment of $100,000 due to JBM will now be due upon the earlier of (i) sixty (60) days following the effective date of the registration statement on Form S-1 which the Company is filing with respect to that certain Amended and Restated Standby Equity Distribution Agreement dated as of June 13, 2012 by and between the Company and YA Global Master SPV Ltd. (the “Amended SEDA”) or (ii) March 9, 2013, instead of December 9, 2012 as previously provided.

Also on December 11, 2012, the Company entered into a Second Amended and Restated Promissory Note (the “Amended Pace Note”) in connection with that certain Amended and Restated Mineral Buy and Sell Agreement (the “Mineral Agreement”) dated as of March 26, 2012, by and between the Company and Russell B. Pace, Jr. (“Pace”).  The Amended Pace Note replaces the Amended and Restated Promissory Note with Pace dated March 26, 2012 to provide that the next payment of $100,000 due to Pace will now be due upon the earlier of (i) sixty (60) days following the effective date of the registration statement on Form S-1 which the Company is filing with respect to the Amended SEDA or (ii) March 9, 2013, instead of December 9, 2012 as previously provided.  The Amended Pace Note also provides that the next payment of $200,000 due to Pace will now be due upon the earlier of (i) ninety (90) days following the effective date of the registration statement or (ii) March 9, 2013, instead of December 9, 2012 as previously provided.