Form 10-Q
period 2012-12-31
AMERICAN POWER CORP.
filed 2013-02-19
CIK 1436174

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of February 14, 2013: 102,512,909

ITEM 1. FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

AMERICAN POWER CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31, 2012	September 30, 2012
ASSETS
CURRENT ASSETS
Cash	$1,497	$-
Prepaids and deposit	5,966	9,020
TOTAL CURRENT ASSETS	7,463	9,020

LONG-TERM ASSETS
Mineral property	2,670,500	2,670,500
Reclamation bond	125,108	125,108
Equipment - net	2,164	1,978
Website - net	14,128	16,562
TOTAL LONG-TERM ASSETS	2,811,900	2,814,148
TOTAL ASSETS	$2,819,363	$2,823,168

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$-	$423
Accounts payable and accrued liabilities	247,809	248,957
Promissory notes, current portion	2,200,000	1,600,000
TOTAL CURRENT LIABILITIES	2,447,809	1,849,380

LONG-TERM LIABILITIES
Promissory notes, net of current portion, net of debt discount of $148,037 ($217,998 – September 30, 2012)	551,963	1,082,002
TOTAL LONG-TERM LIABILITIES	551,963	1,082,002
TOTAL LIABILITIES	2,995,312	2,931,382

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
102,512,909 shares of common stock (101,247,086 September 30, 2012)	102,513	101,247
Additional paid-in capital	4,447,978	4,349,244
Stock payable	44,333	18,333
Accumulated deficit during the exploration stage	(4,775,233)	(4,577,038)
TOTAL STOCKHOLDERS’ DEFICIT	(180,409)	(108,214)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,819,363	$2,823,168

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended December 31,		Cumulative results (August 7, 2007) from inception
	2012	2011	December 31, 2012
REVENUES

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	12,181	40,255	654,247
Management fees	38,500	80,000	1,276,497
Professional fees	39,732	47,778	423,391
Gain on debt forgiveness	-	-	(8,000)
Exploration costs	5,688	214,985	895,192
Total expenses	(96,101)	(383,018)	(3,241,327)

OTHER EXPENSES
Interest expense	(102,094)	(78,813)	(987,967)
Loss on extinguishment of debt	-	-	(470,869)
Total other expenses	(102,094)	(78,813)	(1,458,836)

NET LOSS	$(198,195)	$(461,831)	$(4,700,163)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	102,471,632	93,670,217

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,		Cumulative results from inception (August 7, 2007) to
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(198,195)	$(461,831)	$(4,700,163)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	2,771	2,744	28,134
Stock-based compensation	26,000	42,500	1,129,836
Accretion of debt discount	69,961	78,813	922,004
Gain on forgiveness of debt	-	-	(8,000)
Loss on forgiveness of debt	-	-	470,869
Change in current assets and liabilities:
(Increase) decrease in prepaid expenses	3,054	7,541	(5,966)
(Decrease) increase in accounts payable and accrued liabilities	(1,148)	(6,325)	255,808
NET CASH USED IN OPERATING ACTIVITIES	(97,557)	(336,558)	(1,907,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(38,945)
Equipment	(523)	-	(5,480)
Mineral property	-	-	(350,000)
Reclamation bond	-	(32,232)	(125,108)
NET CASH USED IN INVESTING ACTIVITIES	(523)	(32,232)	(519,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdraft	(423)	-	-
Proceeds from sale of common stock	100,000	-	2,812,310
Loans from related party	-	-	16,198
Proceeds from notes payable	-	-	200,000
Payment on promissory note	-	-	(600,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	99,577	-	2,428,508

NET INCREASE (DECREASE) IN CASH	1,497	(368,790)	1,497
CASH, BEGINNING OF PERIOD	-	629,857	-
CASH, END OF PERIOD	$1,497	$261,067	$1,497
Supplemental disclosure of cash flow information:
Interest paid in cash	$31,250	$-	$62,500
Taxes paid in cash	$-	$-	$-
Non-cash investing and financing activities:
Common stock payable for property acquisition	$-	$-	$115,000
Promissory notes issued for property	$-	$-	$2,405,500
Forgiveness of debt by former director	$-	$-	$16,198
Common stock issued to satisfy common stock payable	$-	$867,500	$1,973,910
Conversion of debt totalling $208,603, (including interest of $8,603) for common stock	$-	$-	$464,610

The accompanying notes are an integral part of these financial statements.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

NOTE 1 –FINANCIAL STATEMENTS

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  The accompanying interim financial statements should be read in conjunction with the financial statements and notes there to included in the Annual Report on the Form 10-K for the year ended September 30, 2012.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the three months ended December 31, 2012, and from inception (August 7, 2007) to December 31, 2012, the Company had a net loss of $198,195 and $4,700,163, respectively.  Accumulated deficit from inception (August 7, 2007) to December 31, 2012 is $4,775,233 and includes accumulated net loss and the effects of the 340 for 1 stock split effective April 30, 2010 resulting in a difference of $75,070.

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

Stock-based Compensation
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
December 31, 2012
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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2013, or which are expected to impact future periods, which were not already adopted and disclosed in prior periods.

NOTE 5 – COAL AND OTHER MINERAL PROPERTIES

The Company entered into a series of agreements to acquire all the mineral, oil and gas rights of a mineral property located in Judith Basin County, Montana for total consideration of $2,670,500.

Coal Agreement and Amendments
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

On March 26, 2012, the Company entered into an Amended and Restated Coal Buy Sell Agreement (the “Coal Amendment”), by and between the Company and JBM, amending and restating the terms of the Coal Agreement, dated as of February 4, 2010, by and between JBM and Future Gas, which Coal Agreement was subsequently assigned by Future Gas to the Company as described above.

The Coal Amendment extended the date upon which the Company must complete a reserve study and mine feasibility study from April 9, 2012 to April 9, 2013. The Coal Amendment also provided that the Company’s payment of $100,000 to JBM that was previously due 90 days following the completion of the mining and reserve study and to be no later than April 9, 2012 would be due on the earlier of (i) sixty (60) days following the effective date of the registration statement (the "Registration Statement") with respect to the Standby Equity Distribution Agreement (the “SEDA”), dated as of February 17, 2012, by and between the Company and YA Global Master SPV Ltd. [which was subsequently amended and restated] or (ii) December 9, 2012, and delayed the first interest payment due under the Coal Agreement until July 9, 2012.  Finally, the Company’s payment obligations under the Coal Amendment are evidenced by an amended and restated promissory note of the Company in favor of JBM, dated as of March 26, 2012, with a current principal balance of $1,350,000, an interest rate of 5% per annum and monthly payments of $100,000 plus accrued interest commencing on April 9, 2013 (the “Amended Coal Promissory Note”). The Amended Coal Promissory Note replaces the Coal Promissory Note, dated as of April 9, 2010, by the Company in favor of JBM.

On December 11, 2012, the Company entered into a Second Amended and Restated Promissory Note (the “Amended JBM Note”) in connection with that certain Amended and Restated Coal Buy and Sell Agreement (the “Coal Agreement”) dated as of March 26, 2012, by and between the Company and JBM Energy Company, LLC (“JBM”).  The Amended JBM Note replaces the Amended and Restated Promissory Note with JBM Energy dated March 26, 2012 to provide that the next payment of $100,000 due to JBM will now be due upon the earlier of (i) sixty (60) days following the effective date of the Registration Statement and (ii) March 9, 2013, instead of December 9, 2012 as previously provided.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

NOTE 5 – COAL AND OTHER MINERAL PROPERTIES - (continued)

The Amended Coal Promissory Note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of coal properties. Accordingly, the Company imputed a discount of $186,392 at a market interest rate of approximately 15% in accordance FASB ASC 835,”Interest”. Should the Company make all necessary payments as indicated, up until December 9, 2012 and completes the reserve study and mining plan as anticipated in the agreement, but defaults on the $1,250,000 balance, the coal property will be returned to JBM and the Company will receive a 40% equity interest in JBM and the $1,250,000 balance will be cancelled.  Otherwise, if the Company defaults on Amended Coal Promissory Note, JBM at its option may terminate the agreement and or initiate action for any other remedy under the law.  At December 31, 2012, Amended Coal Promissory Note is presented net of unamortized debt discount of $76,114 ( September 30, 2012 - $108,223). The Company has made total interest payments of $31,250 as of December 31, 2012 on the Amended Coal Promissory Note.

Under the Coal Amendment, JBM will be paid a royalty of $0.25 per ton on all coal when and as mined from the coal property.

Mineral Agreement and Amendments
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

Furthermore, the Company issued 1,000,000 shares of its common stock valued at $50,000 ($0.05 per share) to Future Gas for the assignment of such agreements

On March 26, 2012, the Company entered into an Amended and Restated Mineral Buy Sell Agreement (the “Mineral Amendment”), by and between the Company and Pace, amending and restating the terms the Mineral Agreement, dated as of February 4, 2010, by and between Pace and Future Gas, which Mineral Agreement was subsequently assigned by Future Gas as described above.

The Mineral Amendment delayed the Company’s payment of $100,000 to Pace until the earlier of (i) sixty (60) days following the effective date of the Registration Statement or (ii) December 9, 2012, and delayed the first interest payment due under the Mineral Agreement until July 9, 2012. An additional $200,000 will be payable to Pace upon the earlier of (i) ninety (90) days following the effective date of the Registration Statement or (ii) December 9, 2012. The $100,000 and $200,000 amounts were to be previously paid 90 days and 180 days, respectively, following the completion of the reserve study and mining plan, to be no later than April 9, 2012. Finally, the Company’s payment obligations under the Mineral Agreement are evidenced by an amended and restated promissory note of the Company in favor of Pace, dated as of March 26, 2012, with a current principal balance of $1,550,000, an interest rate of 5% per annum and monthly payments of $100,000 plus accrued interest commencing on April 9, 2013 (the “Amended Mineral Promissory Note”). The Amended Mineral Promissory Note replaces the Mineral Promissory Note, dated as of April 9, 2010, by the Company in favor of Pace.

Also on December 11, 2012, the Company entered into a Second Amended and Restated Promissory Note (the “Amended Pace Note”) in connection with that certain Amended and Restated Mineral Buy and Sell Agreement (the “Mineral Agreement”) dated as of March 26, 2012, by and between the Company and Russell B. Pace, Jr. (“Pace”).  The Amended Pace Note replaces the Amended and Restated Promissory Note with Pace dated March 26, 2012 to provide that the next payment of $100,000 due to Pace will now be due upon the earlier of (i) sixty (60) days following the effective date of the Registration Statement  and (ii) March 9, 2013, instead of December 9, 2012 as previously provided.  The Amended Pace Note also provides that the next payment of $200,000 due to Pace will now be due upon the earlier of (i) ninety (90) days following the effective date of the Registration Statement and (ii) March 9, 2013, instead of December 9, 2012 as previously provided.

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

NOTE 5 – COAL AND OTHER MINERAL PROPERTIES (continued)

The Amended Mineral Promissory Note to facilitate the agreements is contracted at an interest rate substantially below market rates for similar types of mineral, oil and gas properties.   Accordingly, the Company imputed a discount of $200,363 at a market interest rate of approximately 15% in accordance FASB ASC 835, “Interest”.  If the Company defaults on Amended Mineral Promissory Note, Pace at his option may terminate the agreement and or initiate action for any other remedy under the law.  At December 31, 2012, Amended Mineral Promissory Note is presented net of unamortized debt discount of $71,923 (September 30, 2012 - $109,775). The Company has made total interest payments of $31,250 as of December 31, 2012 on the Amended Mineral Promissory Note.

Under the Mineral Buy Sell Agreement, Pace is due a royalty equal to 20% of all royalties and other payments received by the Company as a result of any lease of the mineral property conveyed and 20% of all net cash proceeds and/or other consideration received by the Company from the sale or disposal of the mineral, oil and gas property.

Consulting Agreement
Pursuant to a Consulting Agreement dated as of February 4, 2010 between Pace and Future Gas assigned to the Company on March 31, 2010, Pace agreed to provide consulting services to Future Gas concerning the coal property conveyed to Future Gas by JBM in the Coal Buy and Sell Agreement, and other minerals conveyed to Future Gas by Pace in the Mineral Buy and Sell Agreement.  Future Gas agreed to pay Pace $5,000 on the first day of the month following the closing date of the Coal Buy and Sell Agreement and on the first day of each following month for a period of one year subject to the option of Pace to extend this Consulting Agreement for two successive one year terms. Pace's rights to further compensation under this Consulting agreement will terminate upon termination of the Coal Buy and Sell Agreement by either party as authorized under said Coal Buy and Sell Agreement.  Pace agreed to make himself available to perform consulting services for Future Gas for 5 days during each paid month.  Future Gas had the option to require Pace to perform consulting services for an additional 5 days during each paid month for an additional $1,000 per each additional day.  If Future Gas required more than 10 days per paid month, Pace had the option to decline or if accepted, Future Gas agreed to pay Pace $500 per each additional day. The Consulting Agreement is for services received by the Company after the purchase of the mineral property and is accounted for as an expense in the statements of operations. On December 11, 2012, the Company agreed to give Pace the right and option to extend the Consulting Agreement for an additional one (1) year term from and after April 9, 2013.

NOTE 6 - CAPITAL STOCK

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

During the quarter ended December 31, 2012, the Company recorded $26,000 for stock-based compensation payable related to 250,000 shares of common stock earned by Mr. Alvaro Valencia, CEO and Director of the Company.  On October 31, 2011, under the Independent Consultant Agreement between the Company and the CEO, 250,000 shares of common stock vested and were valued based on the closing price of our shares of common stock on October 31, 2011.  At September 30, 2012 and December 31, 2012, 166,667 shares of common stock were recorded in stock payable on the balance sheet at an estimated value based on the closing price of our shares of common stock at September 30, 2012 and December 31, 2012, respectively.

Warrants

The following is a summary of the common stock warrants granted, forfeited or expired and exercised.

		Weighted Average Exercise
	Warrants	Price Per Shares
Outstanding – September 30, 2011	4,282,153	$0.70
Granted	3,333,334	$0.14
Forfeited or expired	0	$0.00
Exercised	0	$0.00
Outstanding – September 30, 2012	7,615,487	$0.45

AMERICAN POWER CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

NOTE 6 - CAPITAL STOCK (continued)

Warrants (continued)

Granted	1,265,823	$0.12
Forfeited or expired	0	$0.00
Exercised	0	$0.00
Outstanding – December 31, 2012	8,881,310	$0.40

As of December 31, 2012, the Company has the following warrants to purchase common stock outstanding:

Number of	Warrant Exercise	Warrant
Warrants Issued	Price Per Share	Expiration Date
595,238	$1.26	5-Oct-13
449,438	$1.34	25-Jan-14
510,204	$1.47	23-Feb-14
2,727,273	$0.33	9-Aug-14
1,666,667	$0.18	21-Feb-15
1,666,667	$0.09	20-Sep-15
1,265,823	$0.12	3-Oct-15
8,881,310

NOTE 7 – SUBSEQUENT EVENTS

On January 21, 2013, the Company received a refund of $121,508 for a full bond release on 16 drill holes and a partial bond release on 34 drill holes.

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

“In light of our current financial condition, we are also exploring other potential strategic alternatives, including joint venture arrangements or the sale of the PACE Coal Property, and are considering retaining an investment banker to assist us with this process.”

Results of Operations for the Three Months ended December 31, 2012 and 2011

Revenues

The Company has yet to generate any revenues.

Expenses

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

We had a net loss of $198,195 for the three months ended December 31, 2012, which was an improvement of $263,636 from the net loss of $461,831 for the three months ended December 31, 2011. This decrease in net loss in the current period is primarily the result of a decrease in exploration costs of $209,297 and management fees expense of $41,500.

 Interest expense of $102,094 for the three months ended December 31, 2012, as compared to interest expense of $78,813 for the three months ended December 31, 2011, for accretion related to debt discount recorded on the promissory notes.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012, reflects current assets of $7,463 which includes cash of $1,497. Our deficit in working capital at December 31, 2012 is $2,440,346.

	December 31, 2012	September 30, 2012
Current assets	$7,463	$9,020
Current liabilities	2,447,809	1,849,380
Working capital (deficit)	$(2,440,346)	$(1,840,360)

Operating Activities

Net cash flows used in operating activities were $97,557 and $336,558 for the three months ended December 31, 2012 and 2011, respectively. Negative cash flows from operating activities are primarily attributable to a net loss of $198,195 and $461,831 for the three months ended December 31, 2012 and 2011, respectively.

Investing Activities

Net cash flows used in investing activities were $523 and $32,232 for the three months ended December 31, 2012 and 2011, respectively. Negative cash flows for the three months ended December 31, 2012 was due to the purchase of computer equipment in the amount of $523.

Financing Activities

Net cash flows provided by financing activities were $99,577 and $0 for the three months ended December 31, 2012 and 2011, respectively. During three months ended December 31, 2012 we issued units comprising shares of our common stock for total proceeds of $100,000.

	Three months ended December 31,
	2012	2011
Net Cash Used in Operating Activities	$(97,557)	$(336,558)
Net Cash Used in Investing Activities	(523)	(32,232)
Net Cash Provided by Financing Activities	99,577	-
Net Increase (Decrease) in Cash	$1,497	$(368,790)

On December 11, 2012, the Company entered into a Second Amended and Restated Promissory Note (the “Amended JBM Note”) in connection with that certain Amended and Restated Coal Buy and Sell Agreement (the “Coal Agreement”) dated as of March 26, 2012, by and between the Company and JBM Energy Company, LLC (“JBM”).  The Amended JBM Note replaces the Amended and Restated Promissory Note with JBM Energy dated March 26, 2012 to provide that the next payment of $100,000 due to JBM will now be due upon the earlier of (i) sixty (60) days following the effective date of the registration statement on Form S-1 (the "Registration Statement") which the Company has filed with respect to that certain Amended and Restated Standby Equity Distribution Agreement dated as of June 13, 2012 by and between the Company and YA Global Master SPV Ltd. (the “Amended SEDA”) and (ii) March 9, 2013, instead of December 9, 2012 as previously provided.

Also on December 11, 2012, the Company entered into a Second Amended and Restated Promissory Note (the “Amended Pace Note”) in connection with that certain Amended and Restated Mineral Buy and Sell Agreement (the “Mineral Agreement”) dated as of March 26, 2012, by and between the Company and Russell B. Pace, Jr. (“Pace”).  The Amended Pace Note replaces the Amended and Restated Promissory Note with Pace dated March 26, 2012 to provide that the next payment of $100,000 due to Pace will now be due upon the earlier of (i) sixty (60) days following the effective date of the Registration Statement and (ii) March 9, 2013, instead of December 9, 2012 as previously provided.  The Amended Pace Note also provides that the next payment of $200,000 due to Pace will now be due upon the earlier of (i) ninety (90) days following the effective date of the Registration Statement and (ii) March 9, 2013, instead of December 9, 2012 as previously provided.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no existing off-balance sheet arrangements, as defined under SEC rules.

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

As of December 31, 2012, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended September 30, 2012.

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

AMERICAN POWER CORPORATION (Registrant)

Date: February 19, 2013	By:	/s/ Alvaro Valencia
Alvaro Valencia Chief Executive Officer, President and Director

Date: February 19, 2013	By:	/s/ Johannes Petersen
Johannes Petersen Chief Financial Officer, Secretary, and Director